Form 10-Q
period 2011-04-30
Finishing Touches Home Goods Inc.
filed 2011-07-22
CIK 1511261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 333-172440

Finishing Touches Home Goods Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2563323
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3420 E. Shea Boulevard, Suite 200, Phoenix, AZ	85028
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (480) 945-3449

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 22, 2011
Common Stock, $0.001 par value	9,000,000

FINISHING TOUCHES HOME GOODS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINISHING TOUCHES HOME GOODS INC.

(A DEVELOPMENT STAGE COMPANY)

APRIL 30, 2011 AND 2010

Index to Financial Statements

Contents	Page (s)

Consolidated Balance Sheets at April 30, 2011 (Unaudited) and October 31, 2010..................................	F-2

Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2011 and 2010, and for the Period from December 8, 2009 (Inception) through April 30, 2011 (Unaudited).....................

F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from December 8, 2009 (Inception) through April  30, 2011 (Unaudited)...................................................................................

F-4

Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2011 and 2010, and for the Period from December 8, 2009 (Inception) through April 30, 2011 (Unaudited).....................................

F-5

Notes to the Consolidated Financial Statements (Unaudited).................................................................	F-6

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	October 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,189	$33,852
Accounts receivable	-	8,273
Prepaid rent	500	2,340
Total current assets	4,689	44,465

OFFICE EQUIPMENT
Office equipment	2,138	-
Accumulated depreciation	(107)	-
Office equipment, net	2,031	-

Total Assets	$6,720	$44,465

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$23,293	$9,100
Accrued expenses	-	7,000
Accrued compensation - officers	6,000	2,400
Advances from stockholder	2,198	2,198
Payroll taxes payable	1,558	-
Total current liabilities	33,049	20,698
Total liabilities	33,049	20,698

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	27,000	27,000
Deficit accumulated during the development stage	(62,329)	(12,233)
Total stockholders' equity (deficit)	(26,329)	23,767

Total Liabilities and Stockholders' Equity (Deficit)	$6,720	$44,465

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	December 8, 2009
	Ended	Ended	Ended	Ended	(inception) through
	April 30, 2011	April 30, 2010	April 30, 2011	April 30, 2010	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE, NET	$17,151	$-	$21,151	$-	$32,574
COST OF REVENUES	4,446	-	4,446	-	8,962
GROSS PROFIT	12,705	-	16,705	-	23,612
		-
OPERATING EXPENSES:		-
Payroll expenses	17,750	-	17,750	-	17,750
Professional fees	14,065	-	17,065	-	24,065
Travel expense	14,563	-	14,563	-	18,730
Rent expense	1,863	-	3,686	-	5,962
Website development cost	-	-	9,207		9,207
Compensation - officers	1,800	-	3,600	-	6,000
Depreciation	107	-	107		107
General and administrative	273	-	473	425	3,767
Total Operating Expenses	50,421	-	66,451	425	85,588

LOSS FROM OPERATIONS	(37,716)	-	(49,746)	(425)	(61,976)

OTHER (INCOME) EXPENSES
Foreign currency transaction loss	224	-	350	-	353
Total Other (Income) Expenses, net	224	-	350	-	353

LOSS BEFORE INCOME TAXES	(37,940)	-	(50,096)	(425)	(62,329)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(37,940)	$-	$(50,096)	$(425)	$(62,329)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$-	$(0.01)	$-

Weighted average common shares outstanding -
basic and diluted	9,000,000	9,000,000	9,000,000	9,000,000

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period fromDecember 8, 2009 (Inception) through April 30, 2011
(Unaudited)

	Common stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)

Balance, December 8, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for cash
at par on August 30, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash
at par on September 11, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash at $0.01 per share
for the period between September 20, 2010
and October 14, 2010	3,000,000	3,000	27,000	-	30,000

Net loss			-	(12,233)	(12,233)

Balance, October 31, 2010	9,000,000	9,000	27,000	(12,233)	23,767

Net loss			-	(50,096)	(50,096)

Balance, April 30, 2011	9,000,000	$9,000	$27,000	$(62,329)	$(26,329)

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Six Months	For the Six Months	December 8, 2009
	Ended	Ended	(inception) through
	April 30, 2011	April 30, 2010	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,096)	$(425)	$(62,329)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	107	-	107
Changes in operating assets and liabilities:
Accounts receivable	8,273	-	-
Prepaid rent	1,840	-	(500)
Accounts payable	14,193	425	23,293
Accrued expenses	(7,000)	-	-
Accrued compensation - officers	3,600	-	3,600
Payroll taxes payable	1,558	-	3,958

NET CASH USED IN OPERATING ACTIVITIES	(27,525)	-	(31,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(2,138)	-	(2,138)

NET CASH USED IN INVESTING ACTIVITIES	(2,138)	-	(2,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	36,000
Advances from stockholder	-	-	2,198

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	38,198

NET CHANGE IN CASH	(29,663)	-	4,189

Cash at beginning of period	33,852	-	-

Cash at end of period	$4,189	$-	$4,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

FINISHING TOUCHES HOME GOODS INC.

 (A DEVELOPMENT STAGE COMPANY)

APRIL 30, 2011 AND 2010

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Finishing Touches Home Goods Inc. (the “Company”), was incorporated under the laws of the State of Nevada on December 8, 2009.  The Company is in the development stage, and its business plan is to provide consulting services, installation, and sales of accessibility and safety products for residential and commercial buildings that require access by handicapped individuals or individuals with limited joint mobility.  All of the Company’s operations are carried out via third party independent contractors in the Russian Federation (“Russia”) in U.S. Dollars.

On May 5, 2010, the Company formed a wholly owned subsidiary, Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”).  FTHG Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, FTHG Canada, incurs certain expenses in Canadian Dollars.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2010 and notes thereto contained in the information as part of the Company’s Registration Statement on Form S-1, which was declared effective on June 10, 2011.

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of April 30, 2011, for the interim period then ended and for the period from December 8, 2009 (inception) through April 30, 2011.  FTHG Canada is included as of April 30, 2011 and for the interim period then ended.  All intercompany balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amount of revenue, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of office equipment; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instruments measured on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid rent, accounts payable, accrued expenses, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Fiscal year end

The Company elected October 31 as its fiscal year end date.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash and cash equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any. At April 30, 2011, there was no allowance for doubtful accounts.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Office equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s as well as FTHG Canada, its wholly owned subsidiary’s reporting currency and functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Substantially all of the Company’s operations are carried out via third party independent contractors in the Russian Federation (“Russia”) in U.S. Dollars.  FTHG Canada, its wholly owned subsidiary uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, FTHG Canada, incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar, its reporting and functional currency and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-

forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

There were no potentially dilutive shares outstanding at the reporting date for the period ended April 30, 2011 or for the period from December 8, 2009 (inception) through April 30, 2010.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

1.       Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.       Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.       Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.       Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 72010, and for interim periods within those fiscal years.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $62,329 at April 30, 2011, a net loss of $50,096 and net cash used in operating activities of $27,525 for the interim period then ended, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at April 30, 2011 and October 31, 2010 consisted of the following:

	Estimated Useful Lives (Years)	April 30, 2011	October 31, 2010

Office equipment	5	$2,138	$-

Less accumulated depreciation		(107)	(-)
		$2,031	$-

Depreciation expense

Depreciation expense for the interim period ended April 30, 2011 and 2010 was $107 and $0, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

From time to time, the president and chief executive officer and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

The President of the Company advanced $2,198 in aggregate to the Company and the Company did not make any repayment toward these advances for the period from December 8, 2009 (inception) through April 30, 2011.

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer were accrued as compensation – officers. Compensation – officers for the interim period ended April 30, 2011and 2010 as follows:

	For the Interim Period Ended April 30, 2011	For the Interim Period Ended April 30, 2010

President	$3,000	$-
Chief Financial Officer	3,000	-
	$6,000	$-

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

The Company was incorporated on December 8, 2009 and is authorized to issue up to 75,000,000 shares of common stock with $0.001 par value.

On August 30, 2010, the Company sold 3,000,000 shares of common stock at par to one of the directors for $3,000 in cash.

On September 11, 2010, the Company sold 3,000,000 shares of common stock at par to the other director for $3,000 in cash.

For the period between September 20, 2010 and October 14, 2010, the Company sold 3,000,000 shares of its common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

NOTE 7 - FOREIGN OPERATIONS

Operations

Substantially all of the Company’s operations are carried out in the Russian Federation (“Russia”).  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Russia.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in the MD&A are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

Plan of Operation

Finishing Touches Home Goods Inc. (the “Company”), a development stage company, was formed as a corporation pursuant to the laws of the State of Nevada on December 8, 2009. We are an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy. Our company is focused on providing services and products that make the end user’s living conditions safer and more accessible and helps to create barrier-free homes and workplace environments.  Finishing Touches Home Goods Inc. provides consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.  To date, we have been focused on serving residential and commercial customers in Russia.

References in this Report to “Finishing Touches Home Goods Inc.” refer to Finishing Touches Home Goods Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the six months ended April 30, 2011, and 2010, include the accounts of its wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada, based company. The subsidiary was incorporated on May 5, 2010.

The Company to date has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000 and revenue from sales of $32,574. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2010, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the six months ended April 30, 2011 compared to six months ended April 30, 2010

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the six months ended April 30, 2011 we have generated $21,151 (April 30, 2010: $Nil) in revenues from sales and incurred $50,096 (April 30, 2010: $425) in losses. During the period from December 8, 2009 (inception), through April 30, 2011, we have generated $32,574 in revenues from sales and incurred $62,329 in losses.

During the first quarter of our fiscal 2011, we entered into an Independent Contractor Agreement with Urban Bliss Solutions, a general contractor, whereby Finishing Touches Home Goods will provide consulting services to Urban Bliss Solutions with regards to accessibility and safety issues for new construction projects and renovations undertaken by Urban Bliss Solutions. The contract term is one year with a monthly fee of USD$4,000 payable to Finishing Touches Home Goods commencing on January 1, 2011. As of the April 30, 2011, we received $16,000 for consulting services from Urban Bliss Solutions.

During the second quarter of our fiscal 2011, we have entered into an Independent Contractor Agreement with Haydon Development, a general contractor, whereby we will provide consulting services to Haydon. The term of the contract is one year with a monthly fee of USD$4,500 payable to Finishing Touches Home Goods commencing on May 1, 2011.

During the six months ended April 30, 2011, we incurred $66,451 (April 30, 2010: $425) in operating costs including $17,750 for payroll expenses (April 30, 2010:  $Nil); $17,065 for professional fees (April 30, 2010:  $Nil); $14,563 for travel expenses (April 30, 2010:  $Nil) ; $3,686 for office rent (April 30, 2010:  $Nil); $9,207 for website development costs (April 30, 2010:  $Nil); $3,600 for officer compensation (April 30, 2010:  $Nil), $107 for depreciation (April 30, 2010: $Nil) and $473 for other general and administrative expenses (April 30, 2010:  $425).

Since inception, we have sold 6,000,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $6,000. For the period between September 20, 2010 and October 14, 2010, the Company sold 3,000,000 shares of its common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

Liquidity and Capital Resources

We have incurred $62, 329 in operating losses since inception. As of April 30, 2011, we had $4,189 in cash compared to $33,852 at October 31, 2010.  As of April 30, 2011, we had a working capital deficiency of $(28,360), compared to a working capital of $23,767 as of October 31, 2010.

Net cash used in operating activities for the six months ended April 30, 2011 was $27,525, compared with net cash used of $Nil for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. We used $2,138 in investing activities for purchase of computer equipment during the six months ended April 30, 2011.  No cash was used in investing activities during the same period in our fiscal 2010. No cash was provided by financing activities during the six months ended Aril 30, 2011 and 2010.

The Company must raise additional funds or increase revenues from sales in order to fund our continued operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

Recent Accounting Pronouncements

See Note 6 to the Financial Statements.

Off Balance Sheet Arrangements

As of April 30, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.  We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Currently we are not involved in any pending litigation or legal proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

Effective July 21, 2011, the Company’s common stock is quoted on the OTC Bulletin Board under the symbol “FNTU”.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.        Description

3.1                    Articles of Incorporation (i)

3.2                    Bylaws (i)

31.1                  Section 302 Certification of Chief Executive Officer*

31.2                  Section 302 Certification of Chief Financial Officer *

32.1                  Section 906 Certification of Chief Executive Officer *

32.2                  Section 906 Certification of Chief Financial Officer *

*filed herewith

(i) Incorporated by reference to the Form S-1 registration statement filed on February 25, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 22, 2011

FINISHING TOUCHES HOME GOODS INC.

By:	/s/ Nikolay Koval
Nikolay Koval
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Finishing Touches Home Goods Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Nikolay Koval	President, CEO and Director	July 22, 2011
Nikolay Koval
/s/ Ravilya Islyntieva	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	July 22, 2011
Ravilya Islyntieva /s/ Roman Urkevitch	Director	July 22, 2011
Roman Urkevitch /s/ Olga Shenberger	Director	July 22, 2011
Olga Shenberger