Form 10-Q
period 2011-07-31
Finishing Touches Home Goods Inc.
filed 2011-09-13
CIK 1511261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 13, 2011
Common Stock, $0.001 par value	9,000,000

FINISHING TOUCHES HOME GOODS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FINISHING TOUCHES HOME GOODS INC.

(A DEVELOPMENT STAGE COMPANY)

JULY 31, 2011 AND 2010

Index to Financial Statements

Contents	Page (s)

Consolidated Balance Sheets at July 31, 2011 (Unaudited) and October 31, 2010....................................	F-2

Consolidated Statements of Operations for the Three and Nine Months Ended July 31, 2011 and 2010, and for the Period from December 8, 2009 (Inception) through July 31, 2011 (Unaudited).......................

F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from December 8, 2009 (Inception) through July 31, 2011 (Unaudited)......................................................................................

F-4

Consolidated Statements of Cash Flows for the Nine Months Ended July 31, 2011 and 2010, and for the Period from December 8, 2009 (Inception) through July 31, 2011 (Unaudited)........................................

F-5

Notes to the Consolidated Financial Statements (Unaudited).................................................................	F-6

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,249	$33,852
Accounts receivable	1,196	8,273
Prepaid rent	2,750	2,340
Total current assets	10,195	44,465

OFFICE EQUIPMENT
Office equipment	2,138	-
Accumulated depreciation	(214)	-
Office equipment, net	1,924	-

Total Assets	$12,119	$44,465

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$34,229	$9,100
Accrued expenses	-	7,000
Accrued compensation - officers	7,800	2,400
Advances from stockholder	2,198	2,198
Payroll taxes payable	1,554	-
Total current liabilities	45,781	20,698

Total liabilities	45,781	20,698

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	27,000	27,000
Deficit accumulated during the development stage	(69,662)	(12,233)

Total stockholders' equity (deficit)	(33,662)	23,767

Total Liabilities and Stockholders' Equity (Deficit)	$12,119	$44,465

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	December 8, 2009
	Ended	Ended	Ended	Ended	(inception) through
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE DURING THE DEVELOPMENT STAGE	$26,696	$-	$47,847	$-	$59,270

COST OF REVENUES	859	-	5,305	-	9,821
		-
GROSS PROFIT	25,837	-	42,542	-	49,449
		-
OPERATING EXPENSES:		-
Payroll expenses	17,988	-	35,738	-	35,738
Professional fees	7,961	-	25,026	-	32,026
Travel expense	1,796	-	16,359	-	20,526
Rent expense	1,693	-	5,379	-	7,655
Website development cost	-	-	9,207	-	9,207
Compensation - officers	1,800	-	5,400	-	7,800
Depreciation	107	-	214	-	214
General and administrative	1,408	479	1,881	904	5,175
Total Operating Expenses	32,753	479	99,204	904	118,341

LOSS FROM OPERATIONS	(6,916)	(479)	(56,662)	(904)	(68,892)

OTHER (INCOME) EXPENSES
Foreign currency transaction loss	417	-	767	-	770
Total Other (Income) Expenses, net	417	-	767	-	770

LOSS BEFORE INCOME TAXES	(7,333)	(479)	(57,429)	(904)	(69,662)

INCOME TAX PROVISION	-	-	-	-	-

NET LOSS	$(7,333)	$(479)	$(57,429)	$(904)	$(69,662)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding -
basic and diluted	9,000,000	9,000,000	9,000,000	9,000,000

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period fromDecember 8, 2009 (Inception) through July 31, 2011
(Unaudited)

	Common stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)

Balance, December 8, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for cash
at par on August 30, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash
at par on September 11, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash at $0.01 per share
for the period between September 20, 2010
and October 14, 2010	3,000,000	3,000	27,000	-	30,000
Net loss			-	(12,233)	(12,233)

Balance, October 31, 2010	9,000,000	9,000	27,000	(12,233)	23,767

Net loss			-	(57,429)	(57,429)

Balance, July 31, 2011	9,000,000	$9,000	$27,000	$(69,662)	$(33,662)

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period from
	For the Nine Months	For the Nine Months	December 8, 2009
	Ended	Ended	(inception) through
	July 31, 2011	July 31, 2010	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,429)	$(904)	$(69,662)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	214	-	214
Changes in operating assets and liabilities:
Accounts receivable	7,077	-	(1,196)
Prepaid rent	(410)	-	(2,750)
Accounts payable	25,129	1,154	34,229
Accrued expenses	(7,000)	-	-
Accrued compensation - officers	5,400	-	7,800
Payroll taxes payable	1,554	-	1,554

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(25,465)	250	(29,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(2,138)	-	(2,138)

NET CASH USED IN INVESTING ACTIVITIES	(2,138)	-	(2,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	-	36,000
Advances from stockholder	-	-	2,198

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	38,198

NET CHANGE IN CASH	(27,603)	250	6,249

Cash at beginning of period	33,852	-	-

Cash at end of period	$6,249	$250	$6,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

FINISHING TOUCHES HOME GOODS INC.

 (A DEVELOPMENT STAGE COMPANY)

JULY 31, 2011 AND 2010

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

Principle of consolidation

The accompanying consolidated financial statements include all of the accounts of the Company as of July 31, 2011 and 2010 and for the interim periods then ended and for the period from December 8, 2009 (inception) through July 31, 2011.  FTHG Canada is included as of July 31, 2011 and 2010 and for the interim period ended July 31, 2011, for the period from May 5, 2010 (inception) through July 31, 2010 and for the period from May 5, 2010 (inception) through July 31, 2011.  All intercompany balances and transactions have been eliminated.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; income tax rate, income tax provision and valuation allowance of deferred tax assets; and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

It is not however practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

At July 31, 2011, there was no allowance for doubtful accounts.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive shares outstanding at the reporting date for the interim period ended July 31, 2011 or 2011.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•         An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•         In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•         Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $69,662 at July 31, 2011, a net loss of $57,429 and net cash used in operating activities of $25,465 for the interim period then ended, respectively.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at July 31, 2011 and October 31, 2010 consisted of the following:

	Estimated Useful Lives (Years)	July 31, 2011	October 31, 2010

Office equipment	5	$2,138	$-
		2,138	-
Less accumulated depreciation		(214)	(-)
		$1,924	$-

Depreciation expense

Depreciation expense for the interim period ended July 31, 2011 and 2010 was $214 and $0, respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

From time to time, the president and chief executive officer and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. The President of the Company advanced $2,198 in aggregate to the Company and the Company did not make any repayment toward these advances for the period from December 8, 2009 (inception) through July 31, 2011.

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer were accrued as compensation – officers. Compensation – officers for the interim period ended July 31, 2011and 2010 were as follows:

	For the Interim Period Ended July 31, 2011	For the Interim Period Ended July 31, 2010

President	$3,900	$-
Chief Financial Officer	3,900	-
	$7,800	$-

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

References in this Report to “Finishing Touches Home Goods Inc.” refer to Finishing Touches Home Goods Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the nine months ended July 31, 2011, and 2010, include the accounts of its wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada, based company. The subsidiary was incorporated on May 5, 2010.

The Company to date has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000 and revenue from sales of $59,270. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2010, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the nine months ended July 31, 2011 compared to nine months ended July 31, 2010

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the nine months ended July 31, 2011 we have generated $47,847 (July 31, 2010: $Nil) in revenues from sales and incurred $57,429 (July 31, 2010: $904) in losses. During the period from December 8, 2009 (inception), through July 31, 2011, we have generated $59,270 in revenues from sales and incurred $69,662 in losses.

During the first quarter of our fiscal 2011, we entered into an Independent Contractor Agreement with Urban Bliss Solutions, a general contractor, whereby Finishing Touches Home Goods will provide consulting services to Urban Bliss Solutions with regards to accessibility and safety issues for new construction projects and renovations undertaken by Urban Bliss Solutions. The contract term is one year with a monthly fee of USD$4,000 payable to Finishing Touches Home Goods commencing on January 1, 2011. As of the July 31, 2011, we received $28,000 for consulting services from Urban Bliss Solutions.

During the second quarter of our fiscal 2011, we have entered into an Independent Contractor Agreement with Haydon Development, a general contractor, whereby we will provide consulting services to Haydon. The term of the contract is one year with a monthly fee of USD$4,500 payable to Finishing Touches Home Goods commencing on May 1, 2011. As of the July 31, 2011, we received $13,500 for consulting services from Haydon Development.

During the nine months ended July 31, 2011, we incurred $99,204 (July 31, 2010: $904) in operating costs including $35,738 for payroll expenses (July 31, 2010:  $Nil); $25,026 for professional fees (July 31, 2010:  $Nil); $16,359 for travel expenses (July 31, 2010:  $Nil) ; $5,379 for office rent (July 31, 2010:  $Nil); $9,207 for website development costs (July 31, 2010:  $Nil); $5,400 for officer compensation (July 31, 2010:  $Nil), $214 for depreciation (July 31, 2010: $Nil); and $1,881 for other general and administrative expenses (July 31, 2010:  $904).

Since inception, we have sold 6,000,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $6,000. For the period between September 20, 2010 and October 14, 2010, the Company sold 3,000,000 shares of its common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

Liquidity and Capital Resources

We have incurred $69,662 in operating losses since inception. As of July 31, 2011, we had $6,249 in cash compared to $33,852 at October 31, 2010.  As of July 31, 2011, we had a working capital deficiency of $(35,586), compared to a working capital of $23,767 as of October 31, 2010.

Net cash used in operating activities for the nine months ended July 31, 2011 was $25,465, compared with net cash provided by operating activities of $250 for the prior year period.  The majority of the increase in net cash used was due to an increase in operating losses due to higher operating expenses. We used $2,138 in investing activities for purchase of computer equipment during the nine months ended July 31, 2011.  No cash was used in investing activities during the same period in our fiscal 2010. No cash was provided by financing activities during the nine months ended July 31, 2011 and 2010.

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

Recent Accounting Pronouncements

See Note 6 to the Financial Statements.

Off Balance Sheet Arrangements

As of July 31, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Date: September 13, 2011

FINISHING TOUCHES HOME GOODS INC.

By:	/s/ Nikolay Koval
Nikolay Koval
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Finishing Touches Home Goods Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Nikolay Koval	President, CEO and Director	September 13, 2011
Nikolay Koval
/s/ Ravilya Islyntieva	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	September 13, 2011
Ravilya Islyntieva /s/ Roman Urkevitch	Director	September 13, 2011
Roman Urkevitch /s/ Olga Shenberger	Director	September 13, 2011
Olga Shenberger