Form 10-Q/A
period 2011-07-31
Finishing Touches Home Goods Inc.
filed 2011-09-14
CIK 1511261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Finishing Touches Home Goods Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 13, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit	Exhibit Description

3.1	Articles of Incorporation (i)
3.2	Bylaws (i)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(i) Incorporated by reference to the Form S-1 registration statement filed on February 25, 2011.

*These exhibits were previously filed as exhibits to Finishing Touches Home Goods Inc. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 13, 2011.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2011

FINISHING TOUCHES HOME GOODS INC.

By:	/s/ Nikolay Koval
Nikolay Koval
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Finishing Touches Home Goods Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Nikolay Koval	President, CEO and Director	September 14, 2011
Nikolay Koval
/s/ Ravilya Islyntieva	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	September 14, 2011
Ravilya Islyntieva /s/ Roman Urkevitch	Director	September 14, 2011
Roman Urkevitch /s/ Olga Shenberger	Director	September 14, 2011
Olga Shenberger