Form 10-K
period 2011-10-31
Finishing Touches Home Goods Inc.
filed 2011-12-08
CIK 1511261

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

or

[   ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 333-172440

FINISHING TOUCHES HOME GOODS INC.
( Exact name of registrant as specified in its charter)

Nevada	45-2563323
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

320 E. Shea Boulevard, Suite 200, Phoenix, Arizona	85025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (480) 945-3449

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Over the Counter
$0.001 par value	Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act                                                                                                                                                   Yes [   ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                              Yes [ x ] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                    Yes [ x ]  No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein , and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                       Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)               Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of October 20, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on the Over the Counter Bulletin Board on October 19, 2011, was approximately $450,000. As of December 8, 2011, the registrant had 9,000,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Articles of Incorporation, Bylaws, Contract for Service and Independent Contractor Agreements are incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on April 29, 2011.

FINISHING TOUCHES HOME GOODS INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
  risks related to our international operations and currency exchange fluctuations; and
  other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Finishing Touches Home Goods” and “FTHG” mean Finishing Touches Home Goods Inc. and its subsidiary, unless otherwise indicated.

Item 1.    BUSINESS

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

On May 5, 2010, the Company formed a wholly owned subsidiary, Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”).  FTHG Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, FTHG Canada, incurs certain expenses in Canadian Dollars. Our consolidated financial statements include the accounts of our subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

The Company to date has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000 and revenue from sales of $118,934. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We concentrate on providing services in two main areas: Accessibility and Ergonomics in the workplace and at home.

Accessibility

We offer functional assessment services for commercial and residential properties and offer recommendations based on our assessment to improve accessibility and safety of these sites. Whether our client’s primary goal is to improve the safety of their property or provide independence to mobility challenged individuals, we assess each client’s unique situation and help them to develop and execute a cost-effective plan.

Ergonomics

We offer our clients practical ergonomic solutions by offering consulting services such as Ergonomic Assessments, Physical Demands Assessments, Disability Management / Return to Work, and Occupational Health & Safety.

By applying ergonomics to our client’s business, our goal is to improve productivity and quality in their workplace, reduce sickness, cut compensation claims, and save costly mistakes in equipment purchases.

Our consulting services include:

-               Workplace Risk Assessments. Clear, practical advice to make the workplace safer and more productive.

-               Office Layout. We can design or improve office layouts to make them effective, productive, comfortable and safe places to work.

-               New Equipment Selection. Ensure that investment in furniture and IT equipment is cost effective, complies with standards and is safe and comfortable to use.

-               Display Screen Equipment (DSE) Assessments. Our assessments by qualified ergonomists ensure that clients not only comply with the law, but also improve user comfort and productivity.

-               Accessibility and Disability Access Audits. Practical advice on reasonable and cost effective adjustments for staff with disabilities.

-               Retail Ergonomics. Comfortable and efficient retail equipment and layouts help our clients provide excellent customer service and meet their legal obligations.

-               Ergonomics Standards. An easy to follow guidance to the international ergonomic standards.

Accessibility at home

Accessible housing is vital to the independence of people with disabilities, veterans and the elderly. There are many products and services on the marketplace that make homes safer and better suited to an individual's independent living needs, especially those using wheelchairs. More and more people are looking for access to handicap products and disabilities services that will make their home safer and better suited to their independent living needs - everything from accessible handicap showers to stair lifts to home elevators to wheelchair lifts to handicap ramps.

Creating a handicapped accessible home is based on the principles of Universal Design-the practice of planning new buildings or updating existing structures so they are conveniently usable by all people-from small children to physically impaired elderly people. Designing an accessible home involves various construction projects: building an entry ramp for wheelchair access, installing curbless showers and grab bars in bathrooms, installing of intercom systems and assisted-listening units, installing hands-free controls for switches and electrical fixtures, making computers and other electronics more user-friendly.

Home Care Products/ Structural Adjustments

Grab Bars

The bathroom is often the most dangerous room in a home. It's a room with hard and often slippery flooring furnished with toilets, tubs, showers and sinks made of slippery materials as porcelain, ceramic, chrome and tile. Home bathrooms often need adaptation with installation of grab bars around the bathtub, shower and toilet to prevent slips and falls and help with balance. Grab bars are permanently secured to the walls of the bathroom and usually come in metal or plastic with a grooved surface that provides a non-slip, secure grasp.

Walk In Bathtubs

Walk in bathtubs have a simple door operating system and are designed to eliminate safety concerns associated with independent bathing. Walk in tubs offer easy entry and exit from the bath. They eliminate the often-difficult task of raising and lowering oneself from the bath. Access to all walk-in tub controls are within easy reach of the bather and little effort is required to operate them. The serious issue of accidental burns is eliminated by the use of an anti-scald water-mixing valve.

Bath and Shower Seats and Chairs

People with disabilities and elderly individuals often have a hard time standing in a shower for long periods of time or sitting down in the bathtub. Bath and shower chairs can be installed that provide a safe sitting surface while bathing. Chairs come in plastic with drain holes on the seat and back for comfortable bathing, a non-slip seat cover that prevents the user from sliding off and with handles for easier transfer onto the chair. These chairs can be permanently installed into the bathtub or come on four legs and be removed when not in use.

Elevated Toilet Seats/ Bidets

Elevated toilet seats elevate the sitting position by a few inches, making it easier for sitting and standing up. For consumers with hand mobility problems or arthritis greatly benefit from installing a bidet style toilet seats. The bidets come with a remote control installed next to the toilet and the seat connects to a water supply and warms the water before usage and has a drying feature to be used after cleansing with water. With a push of a button the consumer can comfortably cleanse and dry.

Bed Rails

Bed rails are installed onto a bed to help prevent falls from the bed as well as doubling up as a support rail for getting in or out of the bed. They are installed to either side of the bed and are collapsible to provide space for making the bed. Bed rails also have a grooved gripping surface for a secure grip while getting in and out of bed.

Stair Lifts

For homes that have stairs, a stair lift is an essential mobility tool for people who have a hard time walking up the stairs. The lift is either a chair with a footrest that a person sits on and straps themselves in for safety or a platform that transports the person in a wheelchair or scooter. The platform or chair travels on rails that are secured directly to the wall or to support towers.

The stair lifts are equipped with obstruction sensors that stop the lift when it meets and object. The lifts come with batteries that can be used in case of a power failure. When the platform or chair is not in use it is folded, taking up minimal space on the stairway.

Lift Chairs

A lift chair is used to raise its occupant safely into a standing position. Lift chairs look like traditional recliners but offer many extra features and improved functionality when compared to a traditional recliner, most notably that they allow for an individual to stand on their own without assistance. When the user wants to stand up, he can push a button and the recliner lift and slightly bends forward until the user is in a standing position. In addition to making the standing process easier and safer, lift chairs also recline, depending on the model some do so fully, and offer an extendable footrest. However, unlike a regular sitting chair, the backrest and footrest on a lift chair are controlled by an electric motor. This is something that helps to greatly improve the comfort of the chair and the ability to find a comfortable sitting position.

Widening of Doorways

Standard doorways tend to be too narrow to allow a person in a wheelchair or scooter or those who use walkers to walk through comfortably. Minor construction needs to be done to widen doorways in the home to allow for easy access to all areas of the house for individuals using mobility aids.

Lever Door Knobs

Traditional round doorknobs are difficult to operate for people living with arthritis or those recovering from strokes and other ailments that affected hand function. Installation of lever type door knobs allows for easy opening of doors by pressing down on the lever.

Accessibility in the workplace

More and more organizations and companies are becoming committed to diversity, and design their offices, plants, labs, organizations and systems to accommodate employees with disabilities. More products, services, websites, documentations and publication and training programs are made to help companies to become accessible, either through their design or through use of assistive technology. Multiple organizations exist that are working on ways to enhance physical facilities, increase awareness of disability issues in the workplace, and promote employment opportunities for people with disabilities.

Employers can proactively seek candidates they may otherwise overlook. One talent pool that businesses can tap into is that of individuals with disabilities.

Job accommodations can play a vital role in facilitating employment, whether individuals have a pre-existing disability or are returning to work following an injury or illness. The accommodations result in multiple benefits including:

•                   Retention of a qualified employee

•                   Increase in the worker’s productivity

•                   Elimination of costs to train a new employee.

•                   As many “baby boomers” approach retirement age, not all can or will retire. Many of older workers plan to continue working past age 65. Individuals with disabilities represent a significant market for goods and services. And as more and more individuals with disabilities enter the workforce, their purchasing power will increase.

•                   Employees with disabilities can give businesses an advantage in expansion of their customer base. When deciding how to spend their money, people with disabilities may patronize businesses that are sensitive to and are educated about their needs and know how to accommodate them. Like everyone else, they want quality products and services at competitive prices. In order to market successfully to a specific target market, businesses have to have employees who mirror that specific target market.

•                   Hiring individuals with disabilities can increase a company’s brand image with consumers. Making a difference in the lives of people with disabilities encourages a culture of caring and respect for diversity in the employer, and a positive consumer response. Employing people with disabilities is good for the individual, the business, and society.

Ergonomics in the workplace

The science of ergonomics is devoted to maximizing human performance without causing injuries or detrimentally affecting performance. Ergonomics, when properly applied, creates a benefit to businesses - not a cost. An ergonomic process uses a systematic approach and offers businesses strategies for eliminating unnecessary musculoskeletal disorders in the workplace. It focuses on ways to reduce costs by: reducing injuries, reducing absenteeism, reducing errors and maximizing productivity.

To hire and keep the best workers in today’s job market; employers need to be aware of their employees’ work environment.

Companies are now more aware of workplace health, partly because of the increased number of employees experiencing repetitive strain injuries. Rising health-care costs have prompted employers to design effective workplace health and wellness programs and ergonomics is a key factor in such programs. Simply stated, ergonomics involves fitting the task to the worker. An effective ergonomics program in the workplace benefits the worker by: (i) increasing comfort and job satisfaction; (ii) improving productivity and morale.

Depending on the type of business and the extent of problem that exists, ergonomic improvements can range from very affordable to even the smallest business to a large investment. Many workplace improvements can be made for minor costs. Different types of ergonomic interventions can be made, such as engineering and organizational design changes. It is typically easier to determine outlay costs for outright purchases, or engineering type modification projects. However, changes to the organization of work, such as implementing a work rotation scheme, also are associated with financial costs - they are much harder to measure. Similarly, ergonomics problems can be addressed to varying degrees. Eliminating the root causes completely may cost more than making a change that reduces the risk. Budget and resources will help to dictate the extent to which to adopt ergonomic changes.

Competitors

As Finishing Touches Home Goods generates income from consulting, installation and sales of accessibility products we face competition in all three areas of our revenue generating segments. The Company will face significant competitive challenges because the Company has minimal operating experience in the industry, a limited financial condition compared to most competitors and a lack of meaningful revenue. Most of our competitors have longer operating histories, greater name recognition, larger and more established client bases and significantly greater financial and marketing resources than we do.  These competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients.

Consulting Competition

While we will attempt to distinguish ourselves from our competitors as an expert in the area of relatively new field of accessibility and ergonomics, we are facing intense competition from occupational safety specialists and other firms that are working in construction and occupational safety fields. There are a number of small independent consulting companies that advise their clients on ways to make residential or commercial clients’ facilities accessible to mobility challenged individuals or ways to create an ergonomically user-friendly.  In many cases specialists or companies specializing in occupational safety advise their clients as part of their services on other related fields such as ergonomics and accessibility. While the majority does not specialize in home care products installation, they can advise clients on what is needed to make their homes/organizations more accessible to handicapped and senior occupants. One of them is Regionalni Standard, which provides occupational safety consulting for public and private sector in Russia across the country. In addition there are numerous local consulting firms already operating on the market that provide services in accessibility and ergonomic.

Installation of Home Care Products

Our potential customers may choose to hire their own contractors to install accessibility products in their facilities. The contractor will act as an expert/advisor on ways to make the clients’ facilities accessible to mobility challenged individuals.

There are a large number of independent contractors available in Moscow to help with the installation of accessibility products that may be more affordable than our services. Codest, Altaca and Alven are just a few of many companies operating in Moscow that specialize in construction and renovation.

Home Care Products Supplier Competition

Mobility assistance and other accessibility products can be purchased in Russia from home renovation stores as well as online stores that ship directly to the customer. Ashan is one the biggest chain retailers of home improvement products with many other independent stores in Moscow who sell accessibility and ergonomic products. A number of online retailers, such as 1stseniorcare.com, ship to Russia and can be used by our potential customers to purchase various accessibility products.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

We have three full-time employees at the present time.  Our officers and directors are responsible for planning, developing and operational duties, and will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations.  Our officers and directors are planning to do whatever work is required until our business is at the point of having positive cash flow. We do not have any written employment agreements in place with our officers and directors.

Reports to Securities Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. RISK FACTORS

WE HAVE INCURRED OPERATING LOSSES SINCE INCEPTION AND WE MAY NEVER BECOME PROFITABLE.

We expect to incur significant increasing operating losses for the foreseeable future, primarily due to the expansion of our operations. The negative cash flow from operations is expected to continue for the foreseeable future. Our ability to earn a profit depends upon our ability to grow our sales to achieve a meaningful market share. We cannot give any assurance that we will ever earn a profit.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

In their report dated December 2, 2011, our independent registered auditors, Li & Company P.C. stated that our financial statements for the fiscal year ended October 31, 2011, were prepared assuming that we would continue as a going concern. However, they also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency. We continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

WE WILL NEED ADDITIONAL CAPITAL TO CONTINUE OPERATING OUR BUSINESS, AND WE HAVE NO COMMITMENTS TO PROVIDE THAT CAPITAL.

Our business plan calls for ongoing expenses in connection with our consulting and renovation services. As of October 31, 2011, we have generated $118,934 in revenue from operations and incurred $158,652 in operating expenses. Therefore we will be dependent upon revenues from our operations and additional capital in the form of either debt or equity to continue our operations.

At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. We cannot give any assurances that we will be able to arrange enough investment within the time the investment is required or that if it is arranged, that it will be on favorable terms. If we cannot get the needed capital or generate revenues sufficient enough to cover our operating costs, we may not be able to become profitable and may have to curtail or cease our operations.

WE COULD BE SUBJECT TO PRODUCT LIABILITY, PERSONAL INJURY OR OTHER LITIGATION CLAIMS WHICH COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As part of our business we will be supplying various mobility aids products for business and home renovation projects. These products may expose the company to a risk of product liability claims. Purchasers of our products, or their employees or customers, could be injured or suffer property damage from exposure to, or defects in, products we supply, or have supplied or sold in the past, and we could be subject to claims, including product liability or personal injury claims.  With respect to product liability claims, the Company will seek contractual indemnification and insurance coverage from parties supplying its products,  but this  indemnification or  insurance  coverage is limited, as a practical matter,  to the  creditworthiness  of the indemnifying party and the policy  limits of any insurance  provided by  suppliers.

If Finishing Touches Home Goods will not have adequate insurance or contractual indemnification available, product liability relating to defective products could have an adverse effect on our business, financial condition, results of operations or cash flows.

FOREIGN EXCHANGE RATE FLUCTUATIONS MAY ADVERSELY AFFECT OUR BUSINESS

We market and sell our products and services in North America and Eastern Europe. All of the Company’s operations are carried out via third party independent contractors in the Russian Federation (“Russia”) in U.S. Dollars.  FTHG Canada, our wholly owned subsidiary, uses the U.S. Dollar as its reporting currency as well as its functional currency. From time to time, FTHG Canada incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar, its reporting and functional currency and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

WE DEPEND ON KEY PERSONNEL

Our future  success  will  depend  in  part  on the  continued  service  of key personnel,  particularly, Nikolay Koval, our  President  and  Chief  Executive Officer, Ravilya Islyntieva, our Chief Financial Officer, and Olga Shenberger and Roman Urkevitch, our Directors.  We have not entered into employment agreements with our Directors and officers. If any of them will choose to leave the company we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history.  Our future success will also depend on our ability to attract and retain key managers, sales and marketing people, and others.  We face intense competition for these individuals from well-established multinational, national, and regional wholesale and retail companies.  We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

OUR DIRECTORS ARE INVOLVED IN OTHER BUSINESSES THAT MAY COMPETE WITH FINISHING TOUCHES’ BUSINESS

Our President and C.E.O., Nikolay Koval is currently involved with a local manufacturing company OOO “Perimetr” (Moscow, Russia).  As such, there may be a potential conflict of interest between his dual roles as a Director of Construction at Perimetr and our President and Chief Executive Officer. We cannot assure you that when conflicts of interest arise, Mr. Koval will act in our best interests or that conflicts of interest will be resolved in our favor or in favor of our shareholders.

Mrs. Islyntieva is currently involved with her private consulting company OOO ” RI Konsultant”. Some of the work she may undertake could directly compete with our business. We cannot assure you that when conflicts of interest arise, Mrs. Islyntieva will act in our best interests or that conflicts of interest will be resolved in our favor or in favor of our shareholders.

We do not currently have any policies or procedures for the review and approval of any transactions that may cause a conflict of interest between the company and other business interests of the executive officers. The state of Nevada requires that directors and officers of Nevada corporations exercise their powers in good faith and with a view to the interest of the corporation. If we cannot resolve any conflicts of interest or disputes between our two directors, Mr. Koval and Mrs. Islyntieva, and our company, we would have to rely on legal proceedings, which would be a burden to our resources and could result in disruption of our business and substantial uncertainty as to the outcome of any such legal proceedings.

Currently, both Mr. Koval and Mrs. Islyntieva devote at least 20 hours per week to our business. Competing demands on Nikolay Koval’s and Ravilya Islyntieva’s time may lead to a divergence between their interests and the interests of other shareholders.

THE COMPANY IS SUBJECT TO CERTAIN RISKS IN OUR INTERNATIONAL OPERATIONS.

We expect that most of our revenues will be generated outside the United States of America. We will be accordingly subject to a number of risks, any of which could harm our business, relating to doing business internationally, including:

                    1. Exchange controls and currency exchange rates

                    2. Inflation

                    3. Political and economic instability

                    4. General economic conditions in countries where end users of the company’s services reside.

WE ARE SUBJECT TO INTENSE COMPETITION IN THE INDUSTRY IN WHICH WE OPERATE AND SOME OF THE COMPANY’S COMPETITORS MAY BE LARGER AND HAVE GREATER FINANCIAL RESOURCES.

We face strong competition in all three aspects of our business. There are a number of well established consulting companies, retailers of home care products and independent contractors that are in direct competition with us. Our competitors are well established and significantly better funded than us. If we cannot successfully compete, our marketing and revenues will suffer and we may not ever be profitable. Due to limited financing, and fierce competition from other consulting firms, retailers of home care products we may not be able to generate revenues and will have to cease operations.

DUE TO OUR DIRECTORS OWNING 66.66% OF OUR OUTSTANDING STOCK, THEY WILL CONTROL AND MAY MAKE CORPORATE DECISIONS THAT MAY BE DISADVANTAGEUOS TO MINORITY SHAREHOLDERS.

Our directors, own approximately 66.66% of the outstanding shares of our common stock. Accordingly, they will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of these individuals  may  differ from the  interests  of the other  stockholders and thus   result   in   corporate  decisions  that  are  disadvantageous  to  other shareholders.

RISK FACTORS  RELATED TO OUR COMON STOCK

THE COMPANY IS SUBJECT TO THE 15(D) REPORTING REQUIREMENTS UNDER THE SECURITIES EXCHANGE ACT OF 1934 WHICH DOES NOT REQUIRE A COMPANY TO FILE ALL THE SAME REPORTS AND INFORMATION AS A FULLY REPORTING COMPANY.

Until our common stock is registered under the Exchange Act, we will not be a fully reporting company, but only subject to the reporting obligations imposed by Section 15(d) of the Securities Exchange Act of 1934.

Pursuant to Section 15(d), we will be required to file periodic reports with the SEC, such as annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, once this registration statement is declared effective, including the annual report on Form 10-K for the fiscal year during which the registration statement is declared effective. That filing obligation will generally apply even if our reporting obligations have been suspended automatically under section 15(d) of the Exchange Act prior to the due date for the Form 10-K.

After that fiscal year and provided the Company has less than 300 shareholders, the Company is not required to file these reports. If the reports are not filed, the investors will have reduced visibility as to the Company and its financial condition. In addition, as a filer subject to Section 15(d) of the Exchange Act, the Company is not required to prepare proxy or information statements; our common stock will not be subject to the protection of the going private regulations; the company will be subject to only limited portions of the tender offer rules; our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company; that these persons will not be subject to the short-swing profit recovery provisions of the Exchange Act; and that more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

THERE IS LIMITED PUBLIC (TRADING) MARKET FOR OUR COMMON STOCK; THEREFORE, OUR INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “FNTU”. We can provide no assurance that any market for our common stock will ever develop.  As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock.

 A trading market may not develop in the future, and if one does develop, it may not be sustained.  If an active  trading market does  develop,  the  market  price of our  common  stock is  likely to be highly volatile due to, among other  things,  the nature of our business and because we are a new public company with a limited operating  history.  Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders.  The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time.

 The equity markets have, on occasion,  experienced  significant price and volume fluctuations that have affected the market prices for many companies' securities and that  have  often  been  unrelated  to the  operating  performance  of these companies.  Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.  As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

You could be diluted from our future issuance of capital stock and derivative securities.

As of October 31, 2011, we had 9,000,000 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock.  To the extent of such  authorization,  our Board of  Directors  will have the  ability, without seeking stockholder approval, to issue additional shares of common stock or  preferred  stock  in the  future  for  such  consideration  as the  Board of Directors may consider  sufficient.  The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

The application of the “Penny Stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.  The Securities and Exchange Commission has adopted Rule 3A51-1, which establishes the definition of a “Penny Stock,” for the purposes relevant to us, as any equity security that has market price of less than $5.00 per share or within an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15G-9 require:

      -   that a broker or dealer approve a person's account for transactions in penny stocks; and

      -   the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

 In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      -   obtain financial information and investment experience objectives of the person; and

      -   make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     -   sets forth the basis on which the broker or dealer made the suitability determination; and

     -   that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock” rules. This may  make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

WE EXPECT THE MARKET PRICE FOR OUR COMMON SHARES WILL BE PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

We expect the market for our common shares will be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price will be attributable to a number of factors.

First, as noted above, our common shares will be sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed  bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behaviour of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

YOU COULD BE DILUTED FROM OUR FUTURE ISSUANCE OF CAPITAL STOCK AND DERIVATIVE SECURITIES.

As of October 31, 2011, and December 8, 2011, we had 9,000,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

YOU MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF YOUR SHARES DUE TO STATE “BLUE SKY” LAWS.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Item 2.        PROPERTIES

We do not hold ownership or leasehold interest in any property.

Item 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.        (REMOVED AND RESERVED)

PART II

Item 5.                            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since July 20, 2011, under the symbol “FNTU”.  Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

Fiscal 2011	High	Low

Third Quarter	0.00	0.00
Fourth Quarter	0.15	0.00

Holders.

As of December 8, 2011, there are 33 record holders of 9,000,000 shares of the Company's common stock.

Dividends.

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended October 31, 2011.

During the year ended October 31, 2010 we completed an offering of 6,000,000 shares of our common stock at a price of $0.001 per share to our directors Nikolay Koval and Ravilya Islyntieva on September 11, 2010.  The total amount received from this offering was $6,000. We completed this offering pursuant to Regulation S of the Securities Act.

During the year ended October 31, 2010 we completed an offering of 3,000,000 shares of common stock at a price of $0.010 per share to a total of 30 purchasers on October 14, 2010.  The total amount received from this offering was $30,000. We completed this offering pursuant to Regulation S of the Securities Act.

The offer and sale of all Shares of our common stock listed above were affected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Regulation S promulgated under the Securities Act. The Investor acknowledged the following: Subscriber is not a United States Person, nor is the Subscriber acquiring the Shares directly or indirectly for the account or benefit of a United States Person. None of the funds used by the Subscriber to purchase the Units have been obtained from United States Persons. For purposes of this Agreement, “United States Person” within the meaning of U.S. tax laws, means a citizen or resident of the United States, any former U.S. citizen subject to Section 877 of the Internal Revenue Code, any corporation, or partnership organized or existing under the laws of the United States of America or any state, jurisdiction, territory or possession thereof and any estate or trust the income of which is subject to U.S. federal income tax irrespective of its source, and within the meaning of U.S. securities laws, as defined in Rule 902(o) of Regulation S, means:

(i) any natural person resident in the United States; (ii) any partnership or corporation organized or incorporated under the laws of the United States; (iii) any estate of which any executor or administrator is a U.S. person; (iv) any trust of which any trustee is a U.S. person; (v) any agency or branch of a foreign entity located in the United States; (vi) any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person; (vii) any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and (viii) any partnership or corporation if organized under the laws of any foreign jurisdiction, and formed by a U.S. person principally for the purpose of investing in securities not registered under the Securities Act, unless it is organized or incorporated, and owned, by accredited investors (as defined in Rule 501(a)) who are not natural persons, estates or trusts.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended October 31, 2011 or 2010.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward-looking statements.

Finishing Touches Home Goods Inc. is an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy. Our company is focused on providing services and products that make the end user’s living conditions safer and more accessible and helps to create barrier-free homes and workplace environments.  Finishing Touches Home Goods Inc. provides consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.  To date, we have been focused on serving residential and commercial customers in Russia.

References in this Report to “Finishing Touches Home Goods Inc.” refer to Finishing Touches Home Goods Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the year ended October 31, 2011, and 2010, include the accounts of its wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada, based company. The subsidiary was incorporated on May 5, 2010.

During the period from December 8, 2009 (Inception) to October 31, 2011, we have generated $118,934 in revenues from consulting services and incurred $158,652 in operating expenses resulting in the net loss of $61,034. In addition to revenues from operations the Company to date has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000.

Results of Operations

We were formed on December 8, 2009. Therefore the company was in the development stage for only ten full months during our first reporting period of operations from inception to October 31, 2010. Accordingly the results of operations during the first fiscal period (10 full months) are not necessarily indicative of the results for the regular (12 months) full fiscal year. All revenues, cost of revenues and operating expenses during our fiscal 2010 were affected by the shorter reporting period compared to the full year of 2011.

Financial Data Summary	Year Ended October 31, 2011	December 8, 2009 (Inception) Through October 31, 2010

Revenue	$107,511	$11,423
Operating Expenses	$139,515	$19,137
Net Loss	$48,801	$12,233

Revenue

Our gross revenue from consulting services for the year ended October 31, 2011, was $107,511, compared to $11,423 for the period from inception (December 8, 2009) to October 31, 2010. The increase in revenues was attributable to the increase in the number of consulting contracts entered into during the year ended October 31, 2011.  Our cost of revenues for the year ended October 31, 2011, was $15,925 (October 31, 2010: $4,516) resulting in a gross profit of $91,586 (October 31, 2010: $6,907). The increase in cost of revenues during our fiscal 2011 was attributable to the increase in numbers and complexity of the consulting projects and therefore, billable time incurred during 2011.

Operating Costs and Expenses

The major components of our expenses for the year ended October 31, 2011, and for the period from December 8, 2009 (Inception) through October 31, 2010, are outlined in the table below:

	Year Ended October 31, 2011	From Inception (December 8, 2009) To October 31, 2010	Increase (Decrease) %

Payroll expenses	$ 53,229	$ -	-
Professional fees	39,157	7,000	460
Travel expense	19,375	4,176	364
Rent expense	7,418	2,276	226
Website development cost	9,207	-	-
Compensation - officers	7,200	2,400	200
Depreciation	321	-	-
General and administrative	3,608	3,294	9.5
	$ 139,515	$ 19,137

Operating Expenses

The increase in our operating costs in our fiscal 2011, compared to our fiscal 2010, was due to the increase in our corporate activities and increase in expenses related to implementation of our business plan. Also, a shorter reporting period in our fiscal 2010 affected categories of operating costs and expenses charged on a monthly basis, such as officer compensation, consulting and rent expenses. During the year ended October 31, 2011 we hired three full-time employees resulting in the $53,229 increase in payroll expenses during our fiscal 2011. The increase in professional fees is associated with the increase in our corporate activities and our reporting obligations under the Securities Exchange Act of 1934. During the year ended October 31, 2011 we purchased computer equipment and recorded a depreciation expense of $321 related to this equipment. Other general and administrative expenses were at comparable levels in 2011 and 2010.

Liquidity and Capital Resources

Working Capital	Year Ended October 31, 2011	December 8, 2009 (Inception) Through October 31, 2010
Current Assets	$28,680	$44,465
Current Liabilities	$55,531	$20,698
Working Capital (Deficiency)	$(26,851)	$23,767

Cash Flows

	Year Ended October 31, 2011	December 8, 2009 (Inception) Through October 31, 2010
Cash (used in) operating activities	$(6,154)	$(4,346)
Cash (used in) investing activities	$(2,138)	$-
Cash provided by financing activities	$-	$38,198
Net increase (decrease) in cash	$(8,292)	$33,852

We had cash of $25,560, prepaid expenses of $3,120, accounts payable and accrued liabilities of $42,241, payroll taxes payable of $1,492, amounts due to related party of $9,600 and advance from stockholder of $2,198 for a working capital deficiency of $ (26,851) as of October 31, 2011.

All our revenues for the years ended October 31, 2011 and 2010 were generated by the revenue stream from consulting services. Beside cash received from consulting services we received proceeds from the issuance of 6,000,000 shares of common stock at $0.001 per share and from the issuance of 3,000,000 shares of common stock at $0.01 per share during the year ended October 31, 2010. No shares were sold during the year ended October 31, 2011. We had no other sources of cash inflow during the reporting periods.

We anticipate that for the next 12 months we will be generating cash from the same revenue stream. We intend to increase our revenues by expanding our clientele base.  There is no guarantee that we will be successful in attracting new clients.

Cash Flows from Operating Activities

 Our cash flows from operating activities represent the most significant source of funding for our operations. The major uses of our operating cash include funding payroll (salaries and bonuses), general operating expenses (marketing, travel, computer, legal and professional expenses, and office rent) and cost of revenues. Our cash provided by operating activities generally follows the trend in our net revenues and operating results.

Our cash used in operating activities of $6,154 during the year ended October 31, 2011 (October 31, 2010: $4,346) was mostly the result of our gross profit of $91,586 (October 31, 2011: $6,907) net of operating expenses of $139,515 (October 31, 2011: $19,137) plus non-cash charges, such as depreciation expense of $321 (October 31, 2010: $Nil).

Cash flows resulting from changes in assets and liabilities during the year ended October 31, 2011 include a decrease in accounts receivable, and an increase in prepaid expenses, accounts payable, accrued compensation (officers) and payroll taxes. The decrease in accounts receivable was mostly due to the improved effectiveness of the collection of outstanding amounts. The increase in accounts payable was due to increase in amounts due to the third parties for services provided during the fourth quarter of our fiscal 2011 and expenses incurred in relation to the company’s operating activities. The increase in accrued compensation was due to the amounts due to the company’s officers as of October 31, 2011 for consulting services provided by the officers during the year.

Payroll taxes payable. As of October 31, 2011 we had $1,492 in payroll taxes payable compared to $Nil as of October 31, 2010. The increase in payroll taxes payable was attributable to the increase in the number of our full-time employees. The payable amount of payroll taxes will be increased if we hire additional personnel.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors including fluctuations in our net revenues and operating results, utilization of new revenue streams, collection of accounts receivable, and timing of billings and payments.

Cash Flows from Investing Activities

We did not generate any cash from investing activities during the years ended October 31, 2011 and 2010. The only cash used in investing activities was cash that we paid for the purchase of computer equipment during the year ended October 31, 2011. We paid $2,138 for computer equipment. We may invest in computer equipment and software during our current fiscal year, subject to financing. Depreciation expense will also be affected by the addition of computer equipment to our pool of capital assets.

Cash Flows from Financing Activities

We did not generate any cash from financing activities during the year ended October 31, 2011. During the year ended October 31, 2010, the Company sold 9,000,000 shares of capital stock for proceeds of $36,000 and received $2,198 in cash advances from a stockholder.

 Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by equity financing and revenues from sales. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities.  Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations.  Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited consolidated financial statements for the year ended October 31, 2011, included in this annual report, have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has generated $118,934 in revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2011, our company has accumulated losses of $61,034 since inception. As we do not have sufficient funds for our planned operations, we will be required to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual consolidated financial statements for the year ended October 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock.  However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.  We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINISHING TOUCHES HOME GOODS INC.

(A DEVELOPMENT STAGE COMPANY)

OCTOBER 31, 2011 AND 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Finishing Touch Home Goods, Inc.

(A development stage company)

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Finishing Touch Home Goods, Inc., a development stage company, (the “Company”) as of October 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended October 31, 2011, for the period from December 8, 2009 (inception) through October 31, 2010 and for the period from December 8, 2009 (Inception) through October 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2011 and 2010 and the results of its operations and its cash flows for the fiscal year ended October 31, 2011, for the period from December 8, 2009 (inception) through October 31, 2010 and for the period from December 8, 2009 (inception) through October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at October 31, 2011 and had a net loss and net cash used in operating activities for the fiscal year then ended, with nominal amount of revenues earned during the period.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

December 2, 2011

FINISHING TOUCHES HOME GOODS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEETS

	October 31, 2011	October 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$25,560	$33,852
Accounts receivable	-	8,273
Prepaid expenses	3,120	2,340
Total current assets	28,680	44,465

OFFICE EQUIPMENT
Office equipment	2,138	-
Accumulated depreciation	(321)	-
Office equipment, net	1,817	-

Total Assets	$30,497	$44,465

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$42,241	$9,100
Accrued expenses	-	7,000
Accrued compensation - officers	9,600	2,400
Advances from stockholder	2,198	2,198
Payroll taxes payable	1,492	-
Total current liabilities	55,531	20,698

Total liabilities	55,531	20,698

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	27,000	27,000
Deficit accumulated during the development stage	(61,034)	(12,233)
Total stockholders' equity (deficit)	(25,034)	23,767

Total Liabilities and Stockholders' Equity (Deficit)	$30,497	$44,465

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS
		For the Period from	For the Period from
	For the Fiscal Year	December 8, 2009	December 8, 2009
	Ended	(inception) through	(inception) through
	October 31, 2011	October 31, 2010	October 31, 2011

REVENUE EARNED DURING THE DEVELOPMENT STAGE	$107,511	$11,423	$118,934
COST OF REVENUE	15,295	4,516	20,441
GROSS PROFIT	91,586	6,907	98,493

OPERATING EXPENSES:
Payroll expenses	53,229	-	53,229
Professional fees	39,157	7,000	46,157
Travel expense	19,375	4,167	23,542
Rent expense	7,418	2,276	9,694
Website development cost	9,207	-	9,207
Compensation - officers	7,200	2,400	9,600
Depreciation	321	-	321
General and administrative	3,608	3,294	6,902
Total Operating Expenses	139,515	19,137	158,652

LOSS FROM OPERATIONS	(47,929)	(12,230)	(60,159)

OTHER (INCOME) EXPENSES
Foreign currency transaction loss	872	3	875
Total Other (Income) Expenses, net	872	3	875

LOSS BEFORE INCOME TAXES	(48,801)	(12,233)	(61,034)
INCOME TAX PROVISION	-	-	-
NET LOSS	$(48,801)	$(12,233)	$(61,034)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.01)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	9,000,000	1,372,558

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM DECEMBER 8, 2009 (INCEPTION) TRHOUGH OCTOBER 31, 2011

	Common stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)

Balance, December 8, 2009 (Inception)	-	$ -	$ -	$ -	$ -

Issuance of common shares for cash at par on August 30, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash at par on September 11, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash at $0.01 per share for the period from September 20, 2010 through October 14, 2010	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(12,233)	(12,233)

Balance, October 31, 2010	9,000,000	9,000	27,000	(12,233)	23,767

Net loss	-	-	-	(48,801)	(48,801)

Balance, October 31, 2011	9,000,000	$ 9,000	$ 27,000	$ (61,034)	$ (25,034)

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC. (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF CASH FLOWS
		For the Period from	For the Period from
	For the Fiscal Year	December 8, 2009	December 8, 2009
	Ended	(inception) through	(inception) through
	October 31, 2011	October 31, 2010	October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,801)	$(12,233)	$(61,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	321	-	321
Changes in operating assets and liabilities:
Accounts receivable	8,273	(8,273)	-
Prepaid expenses	(780)	(2,340)	(3,120)
Accounts payable	33,141	9,100	42,241
Accrued expenses	(7,000)	7,000	-
Accrued compensation - officers	7,200	2,400	9,600
Payroll taxes payable	1,492	-	1,492
NET CASH USED IN OPERATING ACTIVITIES	(6,154)	(4,346)	(10,500)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(2,138)	-	(2,138)

NET CASH USED IN INVESTING ACTIVITIES	(2,138)	-	(2,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	36,000	36,000
Advances from stockholder	-	2,198	2,198

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	38,198	38,198

NET CHANGE IN CASH	(8,292)	33,852	25,560

Cash at beginning of period	33,852	-	-

Cash at end of period	$25,560	$33,852	$25,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.

(A DEVELOPMENT STAGE COMPANY)

OCTOBER 31, 2011 AND 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – organization and operations

Finishing Touches Home Goods Inc.

Finishing Touches Home Goods Inc. (the “Company”) was incorporated under the laws of the State of Nevada on December 8, 2009.  The Company provides consulting services, installation, and sales of accessibility and safety products for residential and commercial buildings that require access by handicapped individuals or individuals with limited joint mobility.  All of the Company’s operations are carried out via third party independent contractors in the Russian Federation (“Russia”) in U.S. Dollars.

Formation of Finishing Touches Home Goods (Canada) Inc.

On May 5, 2010, the Company formed a wholly owned subsidiary, Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”).  FTHG Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, FTHG Canada, incurs certain expenses in Canadian Dollars.

Note 2 – summary of significant accounting policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of consolidation

The accompanying consolidated financial statements include all of the accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

FTHG

As of October 31, 2011 and 2010 and for the fiscal year ended October 31, 2011, for the period from December 8, 2009 (Inception) through October 31, 2010 and for the period from December 8, 2009 (Inception) through October 31, 2011

FTHG Canada

As of October 31, 2011 and 2010 and for the fiscal year ended October 31, 2011, for the period from May 5, 2010 (Inception) through October 31, 2010 and for the period from May 5, 2010 (Inception) through October 31, 2011

All intercompany balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  Although the Company has recognized nominal amount of revenues, it is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; income tax rate, income tax provision and valuation allowance of deferred tax assets; its wholly-owned subsidiary’s functional currency and foreign currency exchange rate; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

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

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

At October 31, 2011, there was no allowance for doubtful accounts.

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

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than the U.S. Dollar, which is the Company’s reporting currency and functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Substantially all of the Company’s operations are carried out via third party independent contractors in the Russia in U.S. Dollars.  FTHG Canada uses the U.S. Dollar as its reporting currency as well as its functional currency, however from time to time, FTHG Canada, incurs certain expenses in Canadian Dollars. The change in exchange rates between the U.S. Dollar and the Canadian Dollar, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

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

The Company did not take any uncertain tax positions and had no unrecognized tax liabilities or benefits in accordance with the provisions of Section 740-10-25 at October 31, 2011 or 2010.

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

There were no potentially dilutive shares outstanding for the fiscal year ended October 31, 2011 or for the period from December 8, 2009 (inception) through October 31, 2010.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at October 31, 2011, a net loss and net cash used in operating activities for the fiscal year then ended.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – office equipment

Office equipment, stated at cost, less accumulated depreciation at October 31, 2011 and 2010 consisted of the following:

	Estimated Useful Lives (Years)	October31, 2011	October 31, 2010

Office equipment	5	$2,138	$-
		2,138	-
Less accumulated depreciation		(321)	(-)
		$1,817	$-

Depreciation expense

Depreciation expense for the fiscal year ended October 31, 2011 and for the period from December 8, 2009 (inception) through October 31, 2010 was $321 and $0, respectively.

Note 5 – related party transactions

Advances from stockholder

From time to time, a stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

The stockholder advanced $0 and $2,198 in aggregate to the Company for the fiscal year ended October 31, 2011 and for the period from December 8, 2009 (inception) through October 31, 2010, respectively and the Company did not make any repayments toward these advances.

Consulting services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer, accrued as compensation – officers for the fiscal year ended October 31, 2011and for the period from December 8, 2009 (inception) through October 31, 2010 were as follows:

	For the Fiscal Year Ended October 31, 2011	For the Period from December 8, 2009 (inception) through October 31, 2010

President	$4,800	$1,200
Chief Financial Officer	4,800	1,200
	$9,600	$2,400

Note 6 – stockholders’ equity (deficit)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Common stock

On August 30, 2010, the Company sold 3,000,000 shares of its common stock at par to one of the directors for $3,000 in cash.

On September 11, 2010, the Company sold 3,000,000 shares of its common stock at par to the other director for $3,000 in cash.

For the period from September 20, 2010 through October 14, 2010, the Company sold 3,000,000 shares of its common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

Note 7 – income tax

Deferred tax assets

At October 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $61,034 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $20,752, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $16,593 and $4,159 for the fiscal year ended October 31, 2011 and for the period from December 8, 2009 (inception) through October 31, 2010, respectively.

Components of deferred tax assets at October 31, 2011 and 2010 are as follows:

	October 31, 2011	October 31, 2010
Net deferred tax assets – Non-current:
Expected income tax benefit from NOL carry-forwards	$20,752	$4,159
Less valuation allowance	(20,752)	(4,159)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended October 31, 2011	For the Period from December 8, 2009 (inception) through October 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

Note 8 - foreign operations

Operations

Substantially all of the Company’s operations are carried out in the Russia.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in Russia.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Note 9 – subsequent events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2011 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Position
Nikolay Koval	President, Chief Executive Officer, and Director
Ravilya Islyntieva	Chief Financial Officer, Secretary, Treasurer and Director
Roman Urkevitch	Director
Olga Shenberger	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. At the present time, members of the board of directors are not compensated for their services to the board.

Biographical Information Regarding Officers and Directors

Nikolay Koval - President, C.E.O.

Mr. Nikolay Koval has served as a director and Chief Executive Officer of the company since December 8, 2009 (inception). Mr. Koval began his career in the construction industry as a laborer while he attained his degree in business administration. During his college years Mr. Koval worked with various trades and learned project management on the job. Upon graduation he was hired as Director of Construction for a local manufacturing company OOO “Perimetr” (Moscow, Russia) where he has worked for the past five years. Mr. Koval has experience with a wide range of renovation projects, including commercial, institutional, and residential.

Ravilya Islyntieva – Secretary, C.F.O.

Mrs. Ravilya Islyntieva has served as a director and Chief Financial Officer of the company since December 8, 2009 (inception). Mrs. Islyntieva has over 18 years of experience with ergonomics consulting and design experience in the public and private sector including manufacturing, health care, and the service industry. She has extensive knowledge of the Occupational Health & Safety Standards and Regulations. In the past five years Mrs. Islyntieva provided consulting services to various clients, public and private, through her consulting firm OOO ” RI Konsultant”.

Olga Shenberger, Director

Ms Shenberger earned a bachelor degree in Economics from Siberian University of Commerce in 2007. For the past three years, Ms. Shenberger has worked for an occupational medical clinic “Med-Service” as an accountant and oversees all organizational financial activities, including accounting and business planning operations, accounts receivable and payable, payroll, budgeting and cost analysis.

Roman Urkevitch

Roman Urkevitch holds a Mechanical Engineering Degree and for the past five years has been working for  an architectural firm “Monolit” in Moscow, Russia that specializes in residential and commercial design. During his employment Mr. Urkevitch was involved in several projects where he was working closely with a client’s facility managers and designers/architects to consult on implementation of ergonomic and universal design principles. Mr. Urkevitch is continuously working on his post graduate education in ergonomics.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Nikolay Koval Ravilya Islyntieva	1(1) 1(1)	1 1	Nil Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

Item 11:  EXECUTIVE COMPENSATION

Summary Compensation Table

Compensation of Officers

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2011 and 2010 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Nikolay Koval (*) Chief Executive Officer, President	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	4,800 1,200	4,800 1,200
Ravilya Islyntieva (**) Chief Financial Officer, Treasurer & Secretary	2011 2010	0 0	0 0	0 0	0 0	0 0	0 0	4,800 1,200	4,800 1,200

 (*) - The company's president provides management services to the company as per unwritten arrangement with the company. These services include: overseeing daily operations; corresponding with customers, vendors, business partners, professional firms and regulatory authorities; monitoring the company’s reporting and compliance activities. Starting on July 1, 2010, the company recorded $300 per month for management services.

(**) - The company’s chief financial officer provides consulting services to the company as per unwritten arrangement with the company. Starting on July 1, 2010, the company recorded $300 per month for consulting services.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2011 and 2010.

GRANTS OF PLAN BASED AWARDS

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Payouts Under Equity Incentive Plan Awards
Name		Grant Date		Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Stock Awards; Number of Shares of Stock or Units (#)		All Other Option Awards; Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	--	-	-	-	-	-	-

There were no other stock based awards under the 2011 and 2010 Stock Incentive Plan.

Executive Officer Outstanding Equity Awards at Fiscal Year-End

The following table provides certain information concerning any common share purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of October 31, 2011.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Nikolay Koval Chief Executive Officer, President	-	-	-	$-	-	-	-	-	-
Ravilya Islyntieva Chief Financial Officer, Treasurer & Secretary	-	-	-	$-	-	-	-	-	-

Option Exercises and Stock Vested

There were no options exercised or stock vested during the year ended October 31, 2011.

Pension Benefits and Nonqualified Deferred Compensation

The Company does not maintain any qualified retirement plans or non-nonqualified deferred compensation plans for its employees or directors.

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of October 31, 2011 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of October 31, 2011, there were 9,000,000 shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%

Common	Nikolay Koval, CEO, President	3,000,000	33.33

Common	Ravilya Islyntieva, CFO, Treasurer & Secretary	3,000,000	33.33

Common	Roman Urkevitch, Director	-	-

Common	Olga Shenberger	-	-

Common	All executive officers and directors as a group (2 persons)	6,000,000	66.66

(1)     Applicable percentage of ownership is based on 9,000,000 shares of common stock outstanding on October 31, 2011.

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of October 31, 2011, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Our common stock is our only issued and outstanding class of securities eligible to vote.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Consulting services provided by the President and Chief Financial Officer, accrued as compensation – officers for the fiscal year ended October 31, 2011and for the period from December 8, 2009 (inception) through October 31, 2010 were as follows:

	For the Fiscal Year Ended October 31, 2011	For the Period from December 8, 2009 (inception) through October 31, 2010

President	$4,800	$1,200
Chief Financial Officer	4,800	1,200
	$9,600	$2,400

We  have  not  entered  into  any transactions  with  our   officers, directors,   persons   nominated  for  these positions, beneficial owners of 5%  or  more  of  our  common  stock, or  family members of these persons wherein the amount involved  in  the  transaction  or a series of similar transactions exceeded $60,000.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

None of our directors is independent, as described in the standards for independence set forth in the Rules of the American Stock Exchange.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Nikolay Koval, is also our chief executive officer, and our director, Ravilya Islyntieva, is also our chief financial officer. As a result, we do not have any independent directors.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended October 31, 2011, and 2010, we engaged Li & Company, P.C., as our independent auditor.  For the years ended October 31, 2011, and 2010, we incurred fees as discussed below:

	Fiscal Year Ended
	October 31, 2011	October 31, 2010

Audit fees	$6,000	6,000
Audit – related fees	Nil	Nil
Tax fees	1,050	800
All other fees	4,500	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.  All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, the audit committee may also pre-approve particular services on a case-by-case basis.  Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

Item 15.  EXHIBITS

EXHIBIT

NUMBER      DESCRIPTION

3.1

Articles of Incorporation filed with the Nevada Secretary of State on December 8, 2009. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 25, 2011.

3.2	Bylaws filed with the Nevada Secretary of State on December 8, 2009. Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on February 25, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

    *  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2011.

FINISHING TOUCHES HOME GOODS INC.

By:	/s/ Nikolay Koval
Nikolay Koval
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Finishing Touches Home Goods Inc.. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Nikolay Koval	President, CEO and Director	December 8, 2011
Nikolay Koval
/s/ Ravilya Islyntieva	Treasurer, CFO, Principal Accounting Officer, Principal Financial Officer and Director	December 8, 2011
Ravilya Islyntieva /s/ Roman Urkevitch	Director	December 8, 2011
Roman Urkevitch /s/ Olga Shenberger	Director	December 8, 2011
Olga Shenberger