Form 10-Q
period 2012-01-31
Finishing Touches Home Goods Inc.
filed 2012-03-16
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 16, 2012
Common Stock, $0.001 par value	9,000,000

FINISHING TOUCHES HOME GOODS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Finishing Touches Home Goods Inc.

January 31, 2012 and 2011

Finishing Touches Home Goods Inc.

Consolidated Balance Sheets

	January 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,529	$25,560
Prepaid expenses	-	3,120

Total current assets	1,529	28,680

OFFICE EQUIPMENT
Office equipment	2,138	2,138
Accumulated depreciation	(428)	(321)

Office equipment, net	1,710	1,817

Total Assets	$3,239	$30,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$4,133	$42,241
Accrued expenses	1,847	-
Accrued compensation - officers	-	9,600
Advances from stockholder	-	2,198
Payroll taxes payable	1,457	1,492

Total current liabilities	7,437	55,531

Total liabilities	7,437	55,531

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	63,962	27,000
Accumulated deficit	(77,160)	(61,034)

Total stockholders' deficit	(4,198)	(25,034)

Total Liabilities and Stockholders' Deficit	$3,239	$30,497

 See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2012	January 31, 2011
	(Unaudited)	(Unaudited)
REVENUE EARNED DURING
THE DEVELOPMENT STAGE	$23,500	$4,000

COST OF REVENUE	-	-

GROSS PROFIT	23,500	4,000

OPERATING EXPENSES:
Payroll expense	17,181	-
Professional fees	15,342	3,000
Travel expense	2,515	-
Rent expense	1,928	1,823
Website development cost	-	9,207
Compensation - officers	1,704	1,800
Depreciation	107	-
General and administrative	315	200

Total Operating Expenses	39,092	16,034

LOSS FROM OPERATIONS	(15,592)	(12,034)

OTHER (INCOME) EXPENSES
Foreign currency transaction loss	534	126

Total Other (Income) Expenses, net	534	126

LOSS BEFORE INCOME TAXES	(16,126)	(12,160)

INCOME TAX PROVISION	-	-

NET LOSS	$(16,126)	$(12,160)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED	$(0.00)	$(0.00)

Weighted average common shares outstanding:
- basic and diluted	9,000,000	9,000,000

 See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period fromDecember 8, 2009 (Inception) through January 31, 2012
(Unaudited)

	Common stock, $0.001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 8, 2009 (Inception)	-	$-	$-	$-	$-

Issuance of common shares for cash at par on August 30, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash at par on September 11, 2010	3,000,000	3,000	-	-	3,000

Issuance of common shares for cash at $0.01 per share for the period
from September 20, 2010 through October 14, 2010	3,000,000	3,000	27,000	-	30,000

Net loss	-	-	-	(12,233)	(12,233)

Balance, October 31, 2010	9,000,000	9,000	27,000	(12,233)	23,767

Net loss	-	-	-	(48,801)	(48,801)

Balance, October 31, 2011	9,000,000	9,000	27,000	(61,034)	(25,034)

Forgiveness of advances from former stockholderand accrued compensation - officers	-	-	36,962		36,962

Net loss	-	-	-	(16,126)	(16,126)

Balance, January 31, 2012	9,000,000	$9,000	$63,962	$(77,160)	$(4,198)

 See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.

Consolidated Statements of Cash Flows

	For the Three M onths Ended January 31, 2012	For the Three Months Ended January 31, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,126)	$(12,156)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	107	-
Changes in op erating assets and liabilities:
Accounts receivable	-	4,273
Prepaid expenses	3,120	1,090
Accounts payable	(38,108)	(6,590)
Accrued expenses	1,847	(6,000)
Accrued compensation - officers	1,704	1,800
Payroll taxes payable	(35)	-
NET CASH USED IN OPERATING ACTIVITIES	(47,491)	(17,583)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	-	(2,138)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,138)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stockholder	23,460	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,460	-
NET CHANGE IN CASH	(24,031)	(19,721)

Cash at beginning of period	25,560	33,852
Cash at end of period	$1,529	$14,131
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued compensation -officer—forgiven and contributed to capital	$11,304	$-
Advances from stockholder-forgiven and contributed to capital	$25,658	$-

 See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS INC.
JANUARY 31, 2012
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

Change in Control

On January 27, 2012, pursuant to the terms of the Affiliate Stock Purchase Agreements (“Stock Purchase Agreements”) dated January 27, 2012 between Mr. Nikolay Koval, Mrs. Ravilya Islyntieva and Mr. Mark K. Hunter, Mr. Hunter purchased a combined total of 6,000,000 shares of the Company’s common stock from Mr. Koval, and Mrs. Islyntieva, former stockholders and officers of the Company, for cash consideration of $30,000. As a result of the transaction, Mr. Hunter became the Company’s largest stockholder with approximately 66.7% of the total issued and outstanding shares of stock.

Effective January 27, 2012, Mr. Koval resigned as President and Chief Executive Officer of the Company and Mrs. Islyntieva resigned as Treasurer and Chief Financial Officer of the Company.  Mr. Hunter was appointed as CEO, CFO, President, Secretary, Treasurer and Director of the Company.

 As a result of the foregoing, there was a change in control of the Company on January 27, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2011 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on December 8, 2011.

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

FTHG	As of January 31, 2012 and 2011, for the Interim period ended January 31, 2012 and 2010

FTHG Canada	As of January 31, 2012 and 2011, for the Interim period ended January 31, 2012 and 2011

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of computer equipment; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; and its wholly-owned subsidiary’s functional currency and foreign currency exchange rate; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

At January 31, 2012, there was no allowance for doubtful accounts.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended January 31, 2012 or 2011.

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

There were no potentially dilutive shares outstanding at the reporting date for the interim period ended January 31, 2012 or 2011.

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at January 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively.

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

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Office Equipment

Office equipment, stated at cost, less accumulated depreciation at January 31, 2012 and October 31, 2011 consisted of the following:

	Estimated Useful Lives (Years)	January 31, 2012	October 31, 2011

Office equipment	5	$2,138	$2,138
Less accumulated depreciation		(428)	(321)
		$1,710	$1,817

Depreciation Expense

Depreciation expense for the interim period ended January 31, 2012 and 2011 was $107 and $0, respectively.

Note 5 – Related Party Transactions

Advances from Former Stockholder

From time to time, the president and chief executive officer and a stockholder of the Company provide advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

The former President of the Company advanced $0 and $2,198 in aggregate to the Company for the fiscal year ended October 31, 2011 and for the period from December 8, 2009 (inception) through October 31, 2010, respectively and the Company did not make any repayment toward these advances.

The former President of the Company advanced $23,460 to the Company for the period from November 1, 2011 through January 27, 2012, the date of change in control and the Company did not make any repayment toward these advances.

Consulting Services from President and Chief Financial Officer

Consulting services provided by the President and Chief Financial Officer were accrued as compensation – officers. Compensation – officers for the interim period ended January 31, 2012 and 2011 were as follows:

	For the Interim Period Ended January 31, 2012	For the Interim Period Ended January 31, 2011

President	$852	$2,100
Chief Financial Officer	852	2,100
		)
	$1,704	$4,200

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

Forgiveness of Advances from Former Stockholders and Accrued Compensation - Officers

On January 27, 2012, pursuant to the terms of the Stock Purchase Agreements the former stockholders and officers forgave advances of $25,658 and accrued compensation of $11,304, respectively or $36,962 in aggregate and the Company treated these  forgiveness as contributions to capital.

Note 7 - Foreign Operations

Foreign Operations

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

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following reportable subsequent events to be disclosed.

Nikolay Koval, Ravilya Islyntieva, Roman Urkevitch and Olga Shenberger’s resignation from Board of Directors announced in the Company’s Current Report on Form 8-K dated January 27, 2012 is now effective as of March 1, 2012.  Mark K. Hunter is now the Company’s sole director and officer.

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

Plan of Operation

Finishing Touches Home Goods Inc. (the “Company”), was formed as a corporation pursuant to the laws of the State of Nevada on December 8, 2009. We are an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy. Our company is focused on providing services and products that make the end user’s living conditions safer and more accessible and helps to create barrier-free homes and workplace environments.  Finishing Touches Home Goods Inc. provides consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.  To date, we have been focused on serving residential and commercial customers in Russia.

References in this Report to “Finishing Touches Home Goods Inc.” refer to Finishing Touches Home Goods Inc. and its subsidiary, on a consolidated basis, unless otherwise indicated or the context otherwise requires. The Company's consolidated financial statements for the three months ended January 31, 2011, include the accounts of its wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada, based company. The subsidiary was incorporated on May 5, 2010.

The Company to date has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000 and revenue from sales of $142,434. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

For the three months ended January 31, 2012 compared to three months ended January 31, 2011

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of our wholly owned Canadian subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

During the three months ended January 31, 2012 we have generated $23,500 (2011: $4,000) in revenues from sales and incurred $16,126 (2011: $12,160) in losses.

During the three months ended January 31, 2012, we incurred $39,092 (2011: $16,034) in operating costs including $17,181 for payroll expenses (2011:  $Nil); $15,342 for professional fees (2011:  $3,000); $2,515 for travel expenses (2011:  $Nil) ; $1,928 for office rent (2011:  $1,823); $Nil for website development costs (2011:  $9,207); $1,704 for officer compensation (2011:  $1,800), $107 for depreciation (2011: $Nil); and $315 for other general and administrative expenses (2011:  $200).

Liquidity and Capital Resources

We have incurred $77,160 in operating losses since inception. As of January 31, 2012, we had $1,529 in cash compared to $25,560 at October 31, 2011.  As of January 31, 2012, we had a working capital deficiency of $5,908, compared to a working capital deficit of $26,851 as of October 31, 2011.

Net cash used in operating activities for the three months ended January 31, 2012 was $47,491, compared with net cash used in operating activities for the three months ended January 31, 2011 of $17,583.  The majority of the increase in net cash used was due to an increase in payments to our accounts payable in 2012. We used $2,138 in investing activities for purchase of computer equipment during the three months ended January 31, 2011.  No cash was used in investing activities during the same period in 2012. No cash was provided by financing activities during the three months ended January 31, 2011. We borrowed $23,460 from our former officer who is also a shareholder during the three months ended January 31, 2012.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of January 31, 2012 and the date of this report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our directors and officers, the impact of the limitations are not material.

Additionally, there were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)

3.2	Bylaws (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)

10.1	Service Contract with G-Force Productions dated March 11, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)

10.2	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)

10.3	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)

10.4	Independent Contractor Agreement with Haydon Development dated April 25, 2011 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)

10.5	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Nikolay Koval filed on February 6, 2012

10.6	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Ravilya Islyntieva filed on February 6, 2012

21.1	Finishing Touches Home Goods Inc. our wholly owned subsidiary registered in Ontario, Canada

31.1*	Section 302 Certification of Chief Executive Officer

32.1*	Section 906 Certification of Chief Financial Officer

31.1*	Section 302 Certification of Chief Executive Officer

32.1*	Section 906 Certification of Chief Financial Officer

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Attached herewith

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINISHING TOUCHES HOME GOODS INC.

Date: March 16, 2012	By:	/s/ Mark Hunter
Mark Hunter
CEO, CFO, Secretary, Treasurer and Director