Form 10-Q
period 2012-04-30
Finishing Touches Home Goods Inc.
filed 2012-06-19
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 19, 2012
Common Stock, $0.001 par value	9,000,000

FINISHING TOUCHES HOME GOODS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Finishing Touches Home Goods Inc.

April 30, 2012 and 2011

Finishing Touches Home Goods Inc.
Consolidated Balance Sheets

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$35,493	$-
VAT tax receivable	417	-
Prepaid expenses	7,500	3,120
Net current assets of discontinued operations	21	25,560

Total current assets	43,431	28,680

NET FIXED ASSETS OF DISCONTINUED OPERATIONS	1,603	1,817

Total Assets	$45,034	$30,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Net currrent liabilities of discontinued operations	$4,133	$1,876
Accounts payable	14,082	41,857
Accrued interest	1,705	-
Accrued compensation - officers	11,139	9,600
Advances from former stockholder	-	2,198
Payroll tax payable	25,638	-
Notes payable	100,000	-

Total current liabilities	156,697	55,531

Total liabilities	156,697	55,531

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized;
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	63,962	27,000
Accumulated deficit	(182,016)	(61,034)
Accumulated other comprehensive loss
Foreign currency translation gain (loss)	(2,609)	-

Total stockholders' deficit	(111,663)	(25,034)

Total Liabilities and Stockholders' Deficit	$45,034	$30,497

 See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$17,151	$23,500	$21,151

COST OF REVENUE	-	4,446	-	4,446

GROSS PROFIT	-	12,705	23,500	16,705

OPERATING EXPENSES:
Professional fees	17,761	14,065	33,102	17,065
Rent expense	-	1,863	2,118	3,686
Salary and wages - officers	77,994	1,800	79,698	3,600
Salary and wages - other	-	1,500	1,800	1,500
Travel expense	3,622	14,563	6,137	14,563
Website development cost	-	51	-	9,207
General and administrative	3,616	-	3,558	147

Total Operating Expenses	102,993	33,842	126,413	49,768

LOSS FROM OPERATIONS	(102,993)	(21,137)	(102,913)	(33,063)

OTHER (INCOME) EXPENSES
Interest expense	1,705	-	1,705	-
Foreign currency transaction (gain) loss	-	38	-	38

Total Other (Income) Expenses, net	1,705	38	1,705	38

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(104,698)	(21,175)	(104,618)	(33,101)

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(104,698)	(21,175)	(104,618)	(33,101)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations, net of taxes	(159)	(16,765)	(16,364)	(16,995)

Loss from discontinued operations, net of taxes	(159)	(16,765)	(16,364)	(16,995)

NET LOSS	(104,857)	(37,940)	(120,982)	(50,096)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(2,609)	-	(2,609)	-

TOTAL COMPREHENSIVE LOSS	$(107,466)	$(37,940)	$(123,591)	$(50,096)

NET LOSS PER COMMON SHARE:
- BASIC AND DILUTED
Continuing Operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	9,000,000	9,000,000	9,000,000	9,000,000

 See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
For the Period from December 8, 2009 (Inception) through April 30, 2012
(Unaudited)

	Common stock, $0.001 Par Value				Other	Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (loss)	Stockholders' Equity (Deficit)

Balance, December 8, 2009 (Inception)	-	$-	$-	$-	$-	$-

Issuance of common shares for cash
at par on August 30, 2010	3,000,000	3,000	-	-	-	3,000

Issuance of common shares for cash
at par on September 11, 2010	3,000,000	3,000	-	-	-	3,000

Issuance of common shares for cash at $0.01
per share for the period from September 20,
2010 through October 14, 2010	3,000,000	3,000	27,000	-	-	30,000

Net loss	-	-	-	(12,233)	-	(12,233)

Balance, October 31, 2010	9,000,000	9,000	27,000	(12,233)	-	23,767

Net loss	-	-	-	(48,801)	-	(48,801)

Balance, October 31, 2011	9,000,000	9,000	27,000	(61,034)	-	(25,034)

Forgiveness of advances from former stockholder
and accrued compensation - officers	-	-	36,962	-	-	36,962

Foreign translation adjustment	-	-	-	-	(2,609)	(2,609)

Net loss	-	-	-	(120,982)	-	(120,982)

Balance, April 30, 2012	9,000,000	$9,000	$63,962	$(182,016)	$(2,609)	$(111,663)

 See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.
Consolidated Statements of Cash Flows

	For the Six Months	For the Six Months
	Ended	Ended
	April 30, 2012	April 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,982)	$(50,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214	107
Changes in operating assets and liabilities:
VAT tax receivable	(417)	8,273
Prepaid expenses	(4,380)	1,840
Accounts payable	(24,026)	14,193
Accrued interest	1,705	(7,000)
Accrued compensation - officers	12,843	3,600
Payroll taxes payable	24,146	1,558

NET CASH USED IN OPERATING ACTIVITIES	(110,897)	(27,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(21)	-
Purchase of office equipment	-	(2,138)

NET CASH USED IN INVESTING ACTIVITIES	(21)	(2,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	100,000	-
Advance from stockholder	23,460	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	123,460	-

EFFECT OF FOREIGN EXCHANGE	(2,609)	-

NET CHANGE IN CASH	9,933	(29,663)

Cash at beginning of period	25,560	33,852

Cash at end of period	$35,493	$4,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$11,304	$-
Forgiveness of debt from former stockholder and officer - advances from stockholder	$25,658	$-

 See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.
April 30, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Finishing Touches Home Goods Inc.

Finishing Touches Home Goods Inc. (the “Company”), was incorporated under the laws of the State of Nevada on December 8, 2009.  The Company provides consulting services, installation, and sales of accessibility and safety products for residential and commercial buildings that require access by handicapped individuals or individuals with limited joint mobility.  All of the Company’s operations have been carried out via third party independent contractors in the Russian Federation (“Russia”) in U.S. Dollars.

Formation and Sale of Finishing Touches Home Goods (Canada) Inc.

On May 5, 2010, the Company formed a wholly owned subsidiary, Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”).  FTHG Canada uses the U.S. Dollar as its reporting currency as well as its functional currency.  However, from time to time FTHG Canada incurs certain expenses in Canadian Dollars.

On June 14, 2012, the Company discontinued its operation in Canada and sold its 100% ownership in FTHG Canada for cash payment of $1 as consideration.

The financial statements for the interim periods ended April 30, 2012 and 2011 have been presented to give retroactive effect to this discontinuance.

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

Formation of Endeavour Principle Capital Limited

On January 13, 2012, Mr. Hunter formed a private limited company Endeavour Principle Capital Limited, a UK corporation, (“Endeavour”) in the United Kingdom on behalf of the Company and later transferred the 100% ownership to the Company at no charge.

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

Reclassification

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

FTHG	As of April 30, 2012 and 2011, for the interim period ended April 30, 2012 and 2011
FTHG Canada	As of April 30, 2012 and 2011, for the interim period ended April 30, 2012 and 2011
Endeavour	As of April 30, 2012 and 2011, for the interim period ended April 30, 2012 and 2011

All inter-company balances and transactions have been eliminated.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, VAT receivable, accounts payable, accrued expenses, and payroll taxes payable approximate their fair value because of the short maturity of those instruments.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency and British Pound, Endeavour, its wholly owned subsidiary’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Company’s operations are substantially carried out via Endeavour in the United Kingdom in British Pound. The change in exchange rates between the U.S. Dollar, its reporting, or British Pound, Endeavour’s functional currency and foreign currencies, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended April 30, 2012 or 2011.

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currencies to be their respective functional currencies.

The financial records of the Company's UK operating subsidiary are maintained in their local currency, the British Pound (“GBP”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Management believes that the difference between GBP vs. U.S. dollar exchange rate quoted by the PBOC and GBP vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the GBP amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from GBP into U.S. dollars has been made at the following exchange rates for the respective periods:

April 30, 2012

Balance sheet	1.6264

Statement of operations and comprehensive income (loss)	1.5874

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

There were no potentially dilutive shares outstanding at the reporting date for the interim period ended April 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10“Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11“Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12“Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at April 30 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

On March 23, 2012 the Company signed a unsecured note payable with a third-party for the principal amount of $100,000 due on demand with simple interest at 16% per annum. Interest expense of $1,705 was accrued as of April 30, 2012.

Note 5 – Related Party Transactions

Advances from Former Stockholder

From time to time, the former president and chief executive officer and a stockholder of the Company provided advances to the Company for its working capital purposes. These advances bore no interest and were due on demand.

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

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On January 27, 2012, pursuant to the terms of the Stock Purchase Agreements the former stockholders and officers forgave advances of $25,658 and accrued compensation of $11,304, respectively or $36,962 in aggregate, which were recorded as contributions to capital.

Compensation for the Sole Officer

In January 2012, Mr. Mark Hunter was appointed as Chief Executive Officer, Chief Financials Officer, Secretary, Treasurer and sole Director of the Company. Mr. Hunter’s monthly compensation is Pounds Sterling 10,833 (equivalent to $ 17,197).

As of April 30, 2012, the Company had  $11,139 due to Mark for his services.

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

Note 7 – Discontinued Operations

On June 14, 2012, the Company discontinued its operations in Canada and sold its 100% ownership of FTHG Canada to a third party for cash payment of $1.

The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented.

Results of discontinued operations for the interim periods ended April 30, 2012 and 2011 are as follows:

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011

Operating expenses	$159	$16,765	$16,364	$16,995

Loss from discontinued operations, net of tax	$159	$16,765	$16,364	$16,995

        The assets and liabilities classified as discontinued operations as of April 30, 2012 and October 31, 2011 were as follows:

	April 30, 2012	October 31, 2011

Cash	$21	$25,560

Net current assets of discontinued operations	$21	$25,560

Fixed assets, net	$1,603	$1,817

Net fixed assets of discontinued operations	$1,603	$1,817

Accounts payable and payroll tax payable	$4,133	$1,876

Net current liabilities of discontinued operations	$4,133	$1,876

Note 8 - Foreign Operations

Foreign Operations

The Company’s operations are substantially carried out in the United Kingdom (“UK”).  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the UK.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following reportable subsequent events be disclosed as follow:

On June 10, 2012 the Company signed an unsecured promissory note with a third-party for the principal amount of $100,000 due on demand with simple interest at 16% per annum.

On June 14, 2012, the Company sold its 100% of ownership in FTHG Canada for a cash payment of $1.

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

Our Business

General

Finishing Touches Home Goods Inc. (the “Company”), was formed as a corporation pursuant to the laws of the State of Nevada on December 8, 2009. We are an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy. Our company is focused on providing services and products that make the end user’s living conditions safer and more accessible and helps to create barrier-free homes and workplace environments.  The Company provides consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.

On May 5, 2010 the Company formed a wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”). On June 14, 2012 the Company discontinued its operations in Canada and sold its 100% ownership in FTHG Canada to a buyer for cash payment of $1 as consideration. The financial statements and financial information in this report for the interim periods have been presented to give retroactive effect to the discontinuation of FTHG Canada.

On January 13, 2012, our sole director and officer Mr. Mark Hunter formed a private limited company Endeavour Principle Capital Limited (“Endeavour”), a UK corporation in the United Kingdom on behalf of the Company and later transferred the ownership of Endeavour to the Company at no consideration.

References in this report to “Finishing Touches Home Goods Inc.” refer to Finishing Touches Home Goods Inc. and its subsidiaries on a consolidated basis, unless otherwise indicated or the context otherwise requires, such as the retroactive exclusion of FTHG Canada from its consolidated financial statements and financial information.

Change in Control and Board of Directors

On January 27, 2012, pursuant to the terms of the Stock Purchase Agreements, Mr. Mark Hunter purchased a combined total of 6,000,000 shares of the Company’s common stock from former stockholders and officers of the Company for cash consideration of $30,000. As a result of the transaction, Mr. Hunter became the Company’s largest stockholder with approximately 66.7% of the Company’s issued and outstanding stocks.

Effective January 27, 2012, Nikolay Koval resigned as our President and Chief Executive Officer and Ravilya Islyntieva resigned as our Treasurer and Chief Financial Officer, and Mr. Hunter was appointed as our CEO, CFO, President, Secretary, Treasurer and to the Company’s board of directors.

Effective March 2, 2012 Nikolay Koval, Ravilya Islyntieva, Roman Urkevitch and Olga Shenberger resigned as directors of the Company, resulting in Mr. Hunter being the sole director of the Company.

Going Concern

The Company to date has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000, revenue from sales of $142,434 and issuance of two promissory notes for gross proceeds of $200,000. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of Endeavour, our wholly owned UK subsidiary and have been presented to give retroactive effect to the discontinuance of FTHG Canada. All significant intercompany balances and transactions have been eliminated on consolidation.

Results of discontinued operations in Canada for the interim periods ended April 30, 2012 and 2011 were as follows:

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	April 30, 2012	April 30, 2011	April 30, 2012	April 30, 2011

Operating expenses	$159	$16,765	$16,364	$16,995

Loss from discontinued operations, net of tax	$159	$16,765	$16,364	$16,995

Six months ended April 30, 2012 compared to six months ended April 30, 2011

During the six months ended April 30, 2012 we generated $23,500 (2011: $21,151) in revenues from sales and incurred $120,982 (2011: $50,096) in losses from operations and net losses from continuing operations of $104,618 (2011: $33,101).

During the six months ended April 30, 2012, we incurred $126,413 (2011: $49,768) in operating costs including $79,698 for officers’ salary and wage expenses (2011:  $3,600); $33,102 for professional fees (2011:  $17,065); $6,137 for travel expenses (2011:  $14,563) ; $2,118 for office rent (2011:  $3,686); $Nil for website development costs (2011:  $9,207); $1,800 for non-officer compensation (2011:  $1,500), and $3,558 for other general and administrative expenses (2011:  $147).

During the six months ended April 30, 2012 we incurred interest expense of $1,705 (2011: $Nil) on promissory note of $100,000 issued during March, 2012.

For the six months ended April 30, 2012 we retroactively recorded loss from operations of the discontinued operations in Canada of $16,364 (2011: 16,995).

During the six months ended April 30, 2012 we incurred other comprehensive loss – foreign currency translation loss of $2,609 (2011: $Nil) due to our UK subsidiary Endeavour using British Pound Sterling as its functional currency.

Three months ended April 30, 2012 compared to six months ended April 30, 2011

During the three months ended April 30, 2012 we generated $Nil (2011: $17,151) in revenues from sales and incurred $102,993 (2011: $21,137) in losses from operations and net losses from continuing operations of $104,698 (2011: $21,175).

During the three months ended April 30, 2012, we incurred $102,993 (2011: $33,842) in operating costs including $77,994 for officers’ salary and wage expenses (2011:  $1,800); $17,761 for professional fees (2011:  $14,065); $3,622 for travel expenses (2011:  $14,563) ; $Nil for office rent (2011:  $1,863); $Nil for website development costs (2011:  $51); $Nil for non-officer compensation (2011:  $1,500), and $3,616 for other general and administrative expenses (2011:  $Nil).

During the three months ended April 30, 2012 we incurred interest expense of $1,705 (2011: $Nil) and on promissory note of $100,000 issued during March, 2012.

For the three months ended April 30, 2012 we retroactively recorded loss from operations of the discontinued operations in Canada of $159 (2011: 16,765).

During the three months ended April 30, 2012 we incurred other comprehensive loss – foreign currency translation loss of $2,609 (2011: $Nil) due to our UK subsidiary Endeavour using British Pound Sterling as its functional currency.

Liquidity and Capital Resources

We have incurred $182,061 in operating losses since inception. As of April 30, 2012, we had $35,493 in cash compared to $Nil at October 31, 2011.  As of April 30, 2012, we had a working capital deficiency of $113,266, compared to a working capital deficit of $26,851 as of October 31, 2011.

Net cash used in operating activities for the six months ended April 30, 2012 was $110,897, compared with net cash used in operating activities for the six months ended April 30, 2011 of $27,525.  The increase in net cash used was due to an increase in operating costs and payments to our accounts payable in 2012. We used $2,138 in investing activities for purchase of computer equipment during the six months ended April 30, 2011.  $21 was recorded as cash paid in disposal of our Canadian subsidiary. No cash was provided by financing activities during the six months ended April 30, 2011. We borrowed $23,460 from our former officer during the six months ended April 30, 2012 which was forgiven by this former officer. During the six months ended April 30, 2012 we raised $100,000 by issuing a promissory note that is not secured, due upon demand and bears interest at 16% per annum.

During June, 2012 we raised $100,000 by issuing an additional promissory note that is unsecured, due upon demand and bears simple interest rate of 16% per annum.

Since inception, we have sold 6,000,000 shares of common stock at $0.001 per share to our Directors for total proceeds of $6,000. For the period between September 20, 2010 and October 14, 2010, the Company sold 3,000,000 shares of its common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

The Company must raise additional funds or increase revenues from sales in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of April 30, 2012 and the date of this report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Effective July 21, 2011, the Company’s common stock is quoted on the OTC Bulletin Board under the symbol “FNTU”.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)

3.2	Bylaws (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)

10.1	Service Contract with G-Force Productions dated March 11, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)

10.2	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)

10.3	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)

10.4	Independent Contractor Agreement with Haydon Development dated April 25, 2011 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)

10.5	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Nikolay Koval filed on February 6, 2012

10.6	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Ravilya Islyntieva filed on February 6, 2012

10.7	Promissory Note delivered to Bay Capital A. G. dated March 23, 2012 filed on March 27, 2012

10.8*	Promissory Note delivered to Bay Capital A. G. dated June 10, 2012.

10.9*	Agreement of Sale of Finishing Touches Home Goods Inc. registered in Ontario, Canada, dated June 14, 2012

21.1	Finishing Touches Home Goods Inc. our wholly owned subsidiary registered in Ontario, Canada (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)

21.2 – A*	Certificate of Incorporation of Endeavour Principle Capital Limited, our wholly owned subsidiary registered in England and Whales

21.2 – B*	Stock Transfer Form of 100% ownership in Endeavour Principal Capital Limited from Mark Hunter to the Company

31.1*	Section 302 Certification of Chief Executive Officer

32.1*	Section 906 Certification of Chief Financial Officer

31.1*	Section 302 Certification of Chief Executive Officer

32.1*	Section 906 Certification of Chief Financial Officer
__________
*Attached herewith

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

FINISHING TOUCHES HOME GOODS INC.

Date: June 19, 2012	By:	/s/ Mark Hunter
Mark Hunter
CEO, CFO, Secretary, Treasurer and Director