Form 10-Q
period 2012-07-31
Finishing Touches Home Goods Inc.
filed 2012-09-12
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended July 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-172440

Finishing Touches Home Goods Inc.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	8700	45-2563323
(State or other jurisdiction of incorporation or organization)	(Standard Industrial Classification)	(IRS Employer Identification Number)

1 City Square, Leeds, England UK LS1 2ES
Phone: +011 33 663 055
(Name, Address and Telephone Number
Of Principal Executive Offices and
Agent for Service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files.  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 12, 2012
Common Stock, $0.001 par value	9,000,000

FINISHING TOUCHES HOME GOODS INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Finishing Touches Home Goods Inc.

July 31, 2012 and 2011

Finishing Touches Home Goods Inc.

Consolidated Balance Sheets

	July 31, 2012	October 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$234,671	$-
VAT tax receivable	2,762	-
Prepaid expenses	1,040	3,120
Net current assets of discontinued operations	-	25,560

Total current assets	238,473	28,680

NET FIXED ASSETS OF DISCONTINUED OPERATIONS	-	1,817

Total Assets	$238,473	$30,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Net currrent liabilities of discontinued operations	$-	$1,876
Accounts payable	25,049	41,857
Accrued interest	8,373	-
Accrued compensation - officers	10,760	9,600
Advances from former stockholder	-	2,198
Payroll tax payable	10,615	-
Notes payable	400,000	-

Total current liabilities	454,797	55,531

Total liabilities	454,797	55,531

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized; 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	63,962	27,000
Accumulated deficit	(290,071)	(61,034)
Accumulated other comprehensive income
Foreign currency translation gain	785	-

Total stockholders' deficit	(216,324)	(25,034)

Total Liabilities and Stockholders' Deficit	$238,473	$30,497

See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$26,696	$23,500	$47,847

COST OF REVENUE	-	859	-	5,305

GROSS PROFIT	-	25,837	23,500	42,542

OPERATING EXPENSES:
Professional fees	29,272	5,860	62,374	22,925
Rent expense	429	1,693	2,547	5,379
Salary and wages - officers	55,778	1,800	135,476	5,400
Salary and wages - other	-	1,800	1,800	3,300
Travel expense	10,911	1,796	17,048	16,359
Website development cost	-	9,207	-	9,207
General and administrative	3,082	3,282	6,640	3,429

Total Operating Expenses	99,472	25,438	225,885	65,999

INCOME (LOSS) FROM OPERATIONS	(99,472)	399	(202,385)	(23,457)

OTHER EXPENSES
Interest expense	6,668	-	8,373	-
Foreign currency transaction (gain) loss	4,423	-	4,423	38

Total Other Expenses	11,091	-	12,796	38

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(110,563)	399	(215,181)	(23,495)

INCOME TAX PROVISION	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(110,563)	399	(215,181)	(23,495)

DISCONTINUED OPERATIONS
Gain on disposition of discountinued operations, net of taxes	2,508	-	2,508	-
Loss from operations of discontinued operations, net of taxes	-	(16,939)	(16,364)	(33,934)

Income (loss) from discontinued operations, net of taxes	2,508	(16,939)	(13,856)	(33,934)

NET LOSS	(108,055)	(16,540)	(229,037)	(57,429)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,394	-	785	-

TOTAL COMPREHENSIVE LOSS	$(104,661)	$(16,540)	$(228,252)	$(57,429)

NET INCOME (LOSS) PER COMMON SHARE:
- BASIC AND DILUTED
Continuing Operations	$(0.01)	$0.00	$(0.02)	$(0.00)
Discontinued Operations	$0.00	$(0.00)	$(0.00)	$(0.01)
Net loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding:
- basic and diluted	9,000,000	9,000,000	9,000,000	9,000,000

See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.

Consolidated Statement of Stockholders’ Deficit
For the Interim Period Ended July 31, 2012
(Unaudited)

	Common stock, $0.001 Par Value				Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Gain	Total Stockholders' Deficit

Balance, October 31, 2010	9,000,000	$9,000	$27,000	$(12,233)	$-	$23,767

Net loss	-	-	-	(48,801)	-	(48,801)

Balance, October 31, 2011	9,000,000	9,000	27,000	(61,034)	-	(25,034)

Forgiveness of advances from former stockholder and accrued compensation - officers	-	-	36,962	-	-	36,962

Foreign currency translation adjustment	-	-	-	-	785	785

Net loss	-	-	-	(229,037)	-	(229,037)

Balance, July 31, 2012	9,000,000	$9,000	$63,962	$(290,071)	$785	$(216,324)

See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	July 31, 2012	July 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(229,037)	$(57,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214	214
Gain on disposition of subsidiary	(2,508)	-
Changes in operating assets and liabilities:
Accounts receivable	-	7,077
VAT tax receivable	(2,762)	-
Prepaid expenses	2,080	(410)
Accounts payable	(10,419)	25,129
Accrued interest	8,373	(7,000)
Accrued compensation - officers	12,464	5,400
Payroll taxes payable	6,482	1,554

NET CASH USED IN OPERATING ACTIVITIES	(215,113)	(25,465)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(21)	-
Purchase of office equipment	-	(2,138)

NET CASH USED IN INVESTING ACTIVITIES	(21)	(2,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	400,000	-
Advance from stockholder	23,460	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	423,460	-

EFFECT OF FOREIGN EXCHANGE	785	-

NET CHANGE IN CASH	209,111	(27,603)

Cash at beginning of period	25,560	33,852

Cash at end of period	$234,671	$6,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$11,304	$-
Forgiveness of debt from former stockholder and officer - advances from stockholder	$25,658	$-

See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.
July 31, 2012 and 2011
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

Change in Control

Pursuant to the terms of the Affiliate Stock Purchase Agreements (“Stock Purchase Agreements”) dated January 27, 2012 between Mr. Nikolay Koval, Mrs. Ravilya Islyntieva and Mr. Mark K. Hunter, Mr. Hunter purchased a combined total of 6,000,000 shares of the Company’s common stock from Mr. Koval and Mrs. Islyntieva, both former stockholders and officers of the Company, for aggregate cash consideration of $30,000. As a result of the transaction, Mr. Hunter became the Company’s largest stockholder with approximately 66.67% of the total issued and outstanding shares of stock.

Effective January 27, 2012, Mr. Koval resigned as President and Chief Executive Officer of the Company and Ms. Islyntieva resigned as Treasurer and Chief Financial Officer of the Company.  Mr. Hunter was appointed as CEO, CFO, President, Secretary, Treasurer and Director of the Company.

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

Principle of Consolidation

The accompanying consolidated financial statements include all of the accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

FTHG	As of July 31, 2012 and 2011, for the interim period ended July 31, 2012 and 2011

FTHG Canada	As of June 14, 2012 and July 31, 2011, for the period from November 1, 2011 through June 14, 2012 (date of discontinuance) and for the interim period ended July 31, 2011

Endeavour	As of July 31, 2012, for the period from January 13, 2012 (inception) through July 31, 2012

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency. British Pound is the functional currency of Endeavour.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

The Company’s operations are substantially carried out via Endeavour in the United Kingdom in British Pound. The change in exchange rates between the U.S. Dollar, its reporting currency, or British Pound, Endeavour’s functional currency and foreign currencies, the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income (loss) for the period in which the exchange rate changes.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended July 31, 2012 or 2011.

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

July 31, 2012

Balance sheet	1.5710

Statement of operations and comprehensive income (loss)	1.5789

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

There were no potentially dilutive shares outstanding at the reporting date for the interim period ended July 31, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at July 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

On March 23, 2012, June 10, 2012 and July 26, 2012 the Company issued unsecured notes payable with a third-party for the principal amounts of $100,000, $100,000 and $200,000 respectively, all due on demand with simple interest at 16% per annum. Interest expense of $8,373 was accrued as of July 31, 2012.

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

Compensation for the Sole Officer

In January 2012, Mr. Mark Hunter was appointed as Chief Executive Officer, Chief Financials Officer, Secretary, Treasurer and sole Director of the Company. Mr. Hunter’s monthly compensation is Pounds Sterling 10,833 (equivalent to $ 17,019).

As of July 31, 2012, the Company had $10,760 due to Mr. Mark for his services.

Note 6 – Stockholders’ Equity (Deficit)

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $0.001 per share.

Common Stock

The Company was incorporated on December 8, 2009 and is authorized to issue up to 75,000,000 shares of common stock with $0.001 par value.

On August 30, 2010, the Company sold 3,000,000 shares of common stock at par value to one of the directors for $3,000 in cash.

On September 11, 2010, the Company sold 3,000,000 shares of common stock at par value to the other director for $3,000 in cash.

For the period between September 20, 2010 and October 14, 2010, the Company sold 3,000,000 shares of its common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

Note 7 – Discontinued Operations

On June 14, 2012, the Company discontinued its operations in Canada and sold its 100% ownership of FTHG Canada to a third party for cash payment of $1, and recorded a gain of $2,508 from the disposition of net liability of $2,509.

The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented.

Results of discontinued operations for the interim periods ended July 31, 2012 and 2011 are as follows:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011

Operating expenses	$-	$16,939	$16,364	$33,934

Loss from discontinued operations, net of tax	$-	$16,939	$16,364	$33,934

The assets and liabilities classified as discontinued operations upon disposition on June 14, 2012 and October 31, 2011 were as follows:

	June 14, 2012	October 31, 2011

Cash	$21	$25,560

Net current assets of discontinued operations	$21	$25,560

Fixed assets, net	$1,603	$1,817

Net fixed assets of discontinued operations	$1,603	$1,817

Accounts payable and payroll tax payable	$4,133	$1,876

Net current liabilities of discontinued operations	$4,133	$1,876

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

References in this report to “Finishing Touches Home Goods”, “Company”, “we”, “our”, or “us” refer to Finishing Touches Home Goods Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

General

Finishing Touches Home Goods Inc. (the “Company”), was formed as a corporation pursuant to the laws of the State of Nevada on December 8, 2009. We have historically conducted our business as an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy. Our company is focused on providing services and products that make the end user’s living conditions safer and more accessible and helps to create barrier-free homes and workplace environments.  We provide consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.

On May 5, 2010, the Company formed a wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”). On June 14, 2012 the Company discontinued its operations in Canada and sold its 100% ownership in FTHG Canada to a buyer for cash payment of $1 as consideration. FTHG Canada did not conduct any material operations for the Company prior to its disposition. The disposition followed a determination by management that it would be in the best interest of the Company to explore additional business opportunities.  The Company has had preliminary confidential discussions with several businesses concerning possible opportunities.  However, there exist no agreements, arrangements or understandings as to any new opportunities or businesses as of the date of this report.

On January 13, 2012, our sole director and officer Mr. Mark Hunter formed a private limited company Endeavour Principle Capital Limited (“Endeavour”), a UK corporation in the United Kingdom on behalf of the Company and later transferred the ownership of Endeavour to the Company at no consideration.

Going Concern

The Company to date has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000, revenue from sales of $142,434 and issuance of three promissory notes for gross proceeds of $400,000. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2011, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of Endeavour, our wholly owned UK subsidiary and have been presented to give retroactive effect to the discontinuance of FTHG Canada. All significant intercompany balances and transactions have been eliminated on consolidation.

Results of discontinued operations in Canada for the interim periods ended July 31, 2012 and 2011 were as follows:

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011

Operating expenses	$-	$16,939	$16,364	$33,934

Loss from discontinued operations, net of tax	$-	$16,939	$16,364	$33,934

Three months ended July 31, 2012 compared to three months ended July 31, 2011

During the three months ended July 31, 2012, we generated $0 (2011: $26,696) revenue, incurred loss from operations of $99,472 (2011: income of $399) and net loss from continuing operations of $110,563 (2011: net income of $399).

During the three months ended July 31, 2012, we incurred $99,472 (2011: $25,438) in operating costs including $55,778 for officers’ salary and wage expenses (2011:  $1,800); $29,272 for professional fees (2011:  $5,860); $10,911 for travel expenses (2011:  $1,796) ; $429 for office rent (2011:  $1,693); $0 for website development costs (2011:  $9,207); $0 for non-officer compensation (2011:  $1,800), and $3,082 for other general and administrative expenses (2011:  $3,282).

During the three months ended July 31, 2012 we incurred interest expense of $6,668 (2011: $0) on promissory note of $400,000 issued during the nine months ended July 31, 2012, and foreign currency translation loss of $4,423 (2011: $0).

For the three months ended July 31, 2012 we recorded gain of disposition of our subsidiary FTHG Canada (2011: $0), and $0 (2011: $16,939) from the operations of FTHG Canada which was discontinued on June 14, 2012.

During the three months ended July 31, 2012 we incurred other comprehensive gain – foreign currency translation gain of $2,609 (2011: $0) due to our UK subsidiary Endeavour using British Pound Sterling as its functional currency.

Nine months ended July 31, 2012 compared to nine months ended July 31, 2011

During the nine months ended July 31, 2012, we generated revenue of $23,500 (2011: $47,847), incurred loss from operations of $202,385 (2011: $23,457) and net loss from continuing operations of $215,181 (2011: $23,495).

During the nine months ended July 31, 2012, we incurred $225,885 (2011: $65,999) in operating costs including $135,476 for officers’ salary and wage expenses (2011:  $5,400); $62,374 for professional fees (2011:  $22,925); $17,048 for travel expenses (2011:  $16,359) ; $2,547 for office rent (2011:  $5,379); $0 for website development costs (2011:  $9,207); $1,800 for non-officer compensation (2011:  $3,300), and $6,640 for other general and administrative expenses (2011:  $3,429).

During the nine months ended July 31, 2012 we incurred interest expense of $8,373 (2011: $0) on promissory note of $400,000 issued during the nine months ended July 31, 2012, and foreign currency translation loss of $4,423 (2011: $38).

For the nine months ended July 31, 2012 we recorded gain of disposition of our subsidiary FTHG Canada (2011: $0), and $16,364 (2011: $33,934) from the operations of FTHG Canada which was discontinued on June 14, 2012.

During the nine months ended July 31, 2012 we incurred other comprehensive gain – foreign currency translation gain of $785 (2011: $0) due to our UK subsidiary Endeavour using British Pound Sterling as its functional currency.

Liquidity and Capital Resources

We have incurred $290,071 in operating losses since inception. As of July 31, 2012, we had $234,671 in cash compared to $0 at October 31, 2011.  As of July 31, 2012, we had a working capital deficiency of $216,324, compared to a working capital deficit of $26,851 at October 31, 2011.

Net cash used in operating activities for the nine months ended July 31, 2012 was $215,113, compared with net cash used in operating activities for the nine months ended July 31, 2011 of $25,465.  The increase in net cash used was due to an increase in operating costs and payments to our accounts payable outstanding at October 31, 2011. We used $2,138 in investing activities for the purchase of computer equipment during the nine months ended July 31, 2011.  During the nine months ended July 31, 2012, $21 was recorded as cash paid in disposal of our Canadian subsidiary. No cash was provided by financing activities during the nine months ended July 31, 2011. We borrowed $23,460 from a former officer during the nine months ended July 31, 2012 which was subsequently forgiven by such former officer. During the nine months ended July 31, 2012 we raised $400,000 by issuing three 16% unsecured demand promissory notes.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of July 31, 2012 and the date of this Report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our director and officer, the impact of the limitations are not material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 12, 2012

FINISHING TOUCHES HOME GOODS INC.

By:	/s/ Mark Hunter
Mark Hunter
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)