Form 10-Q/A
period 2012-07-31
Finishing Touches Home Goods Inc.
filed 2012-09-20
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Finishing Touches Home Goods, Inc's. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2012, filed with the Securities and Exchange Commission on September 12, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description

31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document*

101.SCH **	XBRL Taxonomy Extension Schema Document*

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document*
_________
*Filed herewith

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

FINISHING TOUCHES HOME GOODS INC.

Date: September 20, 2012	By:	/s/ Mark Hunter
Mark Hunter
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer)