Form 10-K
period 2012-10-31
Finishing Touches Home Goods Inc.
filed 2013-01-29
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2012

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission file number 333-172440

FINISHING TOUCHES HOME GOODS INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2563323
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1 City Square, Leeds, England UK	LS1 2ES
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 011-33-663055

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Over the Counter
$0.001 par value	Bulletin Board

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter

As of April 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on the Over the Counter Bulletin Board on April 30, 2012, was approximately $2,010,000. As of January 29, 2013, the registrant had 9,000,000 shares of Common Stock outstanding.

FINISHING TOUCHES HOME GOODS INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

-	The uncertainty of profitability based upon our history of losses;
-	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
-	Risks related to our international operations and currency exchange fluctuations; and
-	Other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, the “Company”, “Finishing Touches Home Goods” and “FTHG” mean Finishing Touches Home Goods Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

Background

Finishing Touches Home Goods Inc. (the “Company”), was formed as a corporation pursuant to the laws of the State of Nevada on December 8, 2009. We are an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy. Our company is focused on providing services and products that make the end users’ living conditions safer and more accessible and helps to create barrier-free homes and workplace environments. We provide consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.

On May 5, 2010, we formed a wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”). In February 2012, following a change in management, we determined it to be in our best interest to explore additional business opportunities that may be divergent from our current business focus and on June 14, 2012, we sold 100% ownership in our wholly owned subsidiary, FTHG Canada for cash payment of $1 as consideration to a third party purchaser. FTHG Canada did not conduct any operations prior to its sale. Although we are still pursuing our current consulting business, we plan on exploring new strategic and developmental opportunities in other business sectors which, after research and investigation, we deem to be potentially advantageous to us, although to date, we have not entered into any binding agreements or made a formal decision regarding our potential new direction.

On January 13, 2012, Mr. Hunter, our sole officer and director, formed a private limited company Endeavour Principle Capital Limited (“Endeavour”), a UK corporation and later transferred the ownership of Endeavour to us for no consideration. Endeavour was incorporated to facilitate our business efforts in the UK and other European countries, where customers, suppliers and potential business partners are more willing to carry out transitions with companies governed by the same or familiar legal and tax systems. As our management operates from our UK office and certain expenses are incurred in the UK, having a subsidiary in the UK ensures more efficient tax and foreign exchange planning, as well as more efficient administrative and banking services.

Current Business

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

Going Concern

We have funded our initial operations through the issuance of 9,000,000 shares of capital stock for net proceeds to us of $36,000, the sale of three promissory notes in the aggregate principal amount of $400,000, forgiven debt from former officers of $25,658 and revenue from consulting and renovation of $142,434 generated during the period from inception to date. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the fiscal year ended October 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, our cash flow requirements have been primarily met by equity and debt financings. Management expects to keep operating costs to a minimum until cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or unable to obtain additional funds for our working capital needs, or our existing contracts are terminated by our customers we may need to cease or curtail operations.

Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of the Company's operations. For these reasons, our independent registered auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Competitors

In our current business, we face competition in all areas of our revenue generating segments. As we explore new strategic opportunities, we will face significant competitive challenges because we have minimal operating experience in the industry, a limited financial condition compared to most competitors and a lack of meaningful revenue. Most of our competitors have and will have longer operating histories, greater name recognition, larger and more established client bases and significantly greater financial and marketing resources than we do. These competitors are able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential clients.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not own, either legally or beneficially, any patents or trademarks.

Research and Development Activities

Other than time spent researching our current business as well as new potential business and strategic opportunities we have not spent any funds on research and development activities to date.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Employees

At present, we have one employee who is our sole officer and director responsible for planning, developing and operational duties. He will continue to do so throughout the early stages of our growth. We have no intention of hiring additional employees until we have sufficient, reliable revenue from our operations. Our sole officer and director is planning to do whatever work is required until our business is at the point of having positive cash flow. We do not have any written employment agreements in place with our sole officer and director.

ITEM 1A. RISK FACTORS

Risks related to our Business and Industry

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

In their report dated January 29, 2013, our independent registered auditors, Li and Company P.C. stated that our financial statements for the fiscal year ended October 31, 2012, were prepared assuming that we would continue as a going concern. However, they also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations and a working capital deficiency. We continue to experience operating losses. We can give no assurance as to our ability to raise sufficient capital or our ability to continue as a going concern.

We will need additional capital to continue operating our business, and we have no commitments to provide that capital.

Our business plan calls for ongoing expenses. As of October 31, 2012, we generated $141,934 in revenue from operations and incurred $467,348 in operating expenses. Therefore we will be dependent upon additional capital in the form of either debt or equity to continue our operations in the near future.

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

Foreign exchange rate fluctuations may adversely affect our business

We marketed our products and services internationally. Endeavour, our wholly owned subsidiary incorporated in the United Kingdom, uses the U.S. Dollar as its reporting currency and British Pounds as its functional currency. Due to the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we cannot predict the effect of exchange rate fluctuations on future sales and operating results.

We depend on key personnel

Our future success will depend in part on the continued service of key personnel, particularly, Mark Hunter, our sole director and officer. We have not entered into an employment agreement with Mr. Hunter. If Mr. Hunter chooses to leave our company we will face significant difficulties in attracting potential candidates for replacement of our key personnel due to our limited financial resources and operating history. Our future success will also depend on our ability to attract and retain key managers, sales and marketing people, and others. We face intense competition for these individuals from well-established multi-national, national, and regional wholesale and retail companies. We may not be able to attract qualified new employees or retain existing employees, which may have a material adverse effect on our results of operations and financial condition.

We are subject to certain risks in our international operations.

We expect that most of our revenues will be generated outside the United States of America. We will be accordingly subject to a number of risks, any of which could harm our business, relating to doing business internationally, including:

-	Exchange controls and currency exchange rates;
-	Inflation;
-	Political and economic instability; and
-	General economic conditions in countries where end users of the company’s services reside.

We are subject to intense competition in the industry in which we operate and some of our competitors may be larger and have greater financial resources.

We face strong competition in all three aspects of our business. There are a number of well-established consulting companies, retailers of home care products and independent contractors that are in direct competition with us. Our competitors are well established and significantly better funded than us. If we cannot successfully compete, our marketing and revenues will suffer and we may not ever be profitable. Due to limited financing, and fierce competition from other companies we may not be able to generate revenues and will have to cease operations.

Due to our sole officer and director owning 66.66% of our outstanding stock, he will control and may make corporate decisions that may be disadvantageous to minority shareholders.

Our sole officer and director owns approximately 66.66% of the outstanding shares of our common stock. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Hunter may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Because the Company’s headquarters are located outside the United States, U.S. investors may experience difficulties in attempting to affect service of process and to enforce judgment based upon U.S. federal securities laws against us.

While we are organized under the laws of State of Nevada, our headquarters are located outside the United States. Consequently, it may be difficult for investors to affect service of process in the United States and to enforce in the United States judgments obtained in United States courts based on the civil liability provisions of the United States securities laws. Since many of our assets will be located outside the U.S., it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

We lack proper internal controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management has identified certain material weaknesses relating to our internal controls and procedures. Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible. However, to the extent possible, management plans to implement procedures to assure the initiation of transactions, the custody of assets, the recording of transactions and the approval of reports will be performed by separate individuals. We believe that the foregoing steps will remediate the deficiencies identified and we continue to monitor the effectiveness of these steps and make any changes that management deems appropriate. Additionally, management compensates for the lack of segregation of duties by employing close involvement of management in day to day operations and outsourcing to financial consultants, thereby minimizing the materiality of the impact of such limitations.

Risks Relating to our Common Stock

We are subject to the 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company.

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

As of October 31, 2012 and the date of this report, we had 9,000,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and no shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce your proportionate ownership and voting power.

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

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Our common stock is considered a “Penny Stock”. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock. The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock. In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2. PROPERTIES

We do not hold ownership or leasehold interest in any property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

Note applicable.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High		Low
Fiscal 2011	$		$
Third Quarter		0.00		0.00
Fourth Quarter		0.15		0.00
Fiscal 2012	$		$

First Quarter		0.67		0.25
Second Quarter		-		-
Third Quarter		-		-
Fourth Quarter		2.82		1.40

Holders.

As of January 29, 2013, there are 20 record holders of 9,000,000 shares of our common stock.

Dividends.

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent sales of unregistered securities.

There were no sales of unregistered securities during the year ended October 31, 2012.

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

Results of Operations

References in this Annual Report to “Finishing Touches Home Goods Inc.” incorporate results of operations of Endeavour, our wholly owned UK subsidiary and have been presented to give retroactive effect to the discontinuance of FTHG Canada. All significant intercompany balances and transactions have been eliminated on consolidation.

Results of discontinued operations in Canada for years ended October 31, 2012 and 2011 are as follows:

	For the Year	For the Year
	Ended	Ended
	October 31, 2012	October 31, 2011

Loss from operation of discontinued operations, net of tax	$(16,364)	$(50,354)
Gain on disposal of discontinued operations, net of tax	2,508	-

Loss from discontinued operations, net of tax	$(13,856)	$(50,354)

Year ended October 31, 2012 compared to year ended October 31, 2011

During the year ended October 31, 2012, we generated revenue of $23,500, a decrease of $84,011 or 78.14% from $107,511 during the year ended October 31, 2011, as we were not able to extend certain consulting contracts or enter into new agreements.

During the year ended October 31, 2012, we incurred no cost for generating revenue, a decrease of $15,925 or 100.00% compared to $15,925 in the year ended October 31, 2011, as all consulting work was completed in the year ended October 31, 2011.

During the year ended October 31, 2012, we incurred legal, accounting and auditors’ fees of $84,221, an increase of $45,064 or 115.09% compared to $39,157 in the year ended October 31, 2011. The increase was due to additional professional services engaged by us in the year ended October 31, 2012 for completing the change of controlling shareholder, change of management, disposition of FTHG Canada and incorporation of Endeavour.

During the year ended October 31, 2012, we incurred rent expenses of $3,204, a decrease of $4,214 or 56.81% from $7,418 during the year ended October 31, 2011, because after the change of management we used virtual office with no need for rented office space.

During the year ended October 31, 2012, we incurred officer salary and wages of $188,414, an increase of $181,214 or 2,516.86% from $7,200 during the year ended October 31, 2011 and other salary and wages of $1,800, a decrease from $5,100 during the year ended October 31, 2011. The changes resulted from the fact that after the change of management, Mr. Hunter, our sole officer and director became the sole employee.

Travel expenses have remained consistent from $19,375 during the year ended October 31, 2011 to $20,103 during the year ended October 31, 2012.

During the year ended October 31, 2011, we incurred one time website development cost of $9,207, which was $0 during the year ended October 31, 2012.

During the year ended October 31, 2012 we incurred general and administrative expenses of $10,954, an increase of $8,095 or 283.14% from $2,859 during the year ended October 31, 2011, as we incurred additional expenses for change of control and management as well as new expenses in the UK in the year ended October 31, 2012.

During the year ended October 31, 2012, we incurred interest expense of $24,373 on promissory note of $400,000 issued during the year ended October 31, 2012. During the year ended October 31, 2011, we had no interest charging debts and did not record any interest expense.

During the year ended October 31, 2012 we incurred other comprehensive gain – foreign currency translation gain of $2,718 due to our UK subsidiary Endeavour using British Pound Sterling as its functional currency. Endeavour was incorporated during the year ended October 31, 2012; therefore we did not have such comprehensive income.

Liquidity and Capital Resources

As of October 31, 2012, we had cash balance of $136,639. At October 31, 2011 we had no cash.  As of October 31, 2012, we had working capital deficit of $315,558, an increase of $288,707 or 1,075% compared to working capital deficit of $26,851 at October 31, 2011.

Net cash used in operating activities for the year ended October 31, 2012 was $309,642, an increase of $303,488 or 4,932% compared with net cash used in operating activities for the year ended October 31, 2011 of $6,154.  The increase in net cash used in operations was due to an increase in operating costs and payments to our accounts payable outstanding at October 31, 2011.

We used $2,138 in investing activities for the purchase of computer equipment during the year ended October 31, 2011.  During the year ended October 31, 2012, $21 was recorded as cash paid in disposal of our Canadian subsidiary. No cash was provided by financing activities during the year ended October 31, 2011. We borrowed $23,460 from a former officer during the year ended October 31, 2012 which was subsequently forgiven by such former officer. During the year ended October 31, 2012, we raised $400,000 by issuing three 16% unsecured demand promissory notes.

Since inception, we have sold 6,000,000 shares of common stock at $0.001 per share to our former directors for total proceeds of $6,000. For the period between September 20, 2010 and October 14, 2010, we sold 3,000,000 shares of our common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

We must raise additional funds or increase revenues from sales in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Due to the "start up" nature of our business, we expect to incur losses as we expand and explore new strategies and business opportunities. To date, our cash flow requirements have been primarily met by equity and debt financing as well as revenues from sales. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favourable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited consolidated financial statements for the year ended October 31, 2012, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated $142,434 in revenues since inception and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2012, we have accumulated losses of $385,802 since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual consolidated financial statements for the year ended October 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of debt and/or equity financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debts to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of October 31, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Finishing Touches Home Goods Inc.

October 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Finishing Touch Home Goods, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of Finishing Touch Home Goods, Inc., (the “Company”) as of October 31, 2012 and 2011 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at October 31, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 29, 2013

FINISHING TOUCHES HOME GOODS, INC.
 CONSOLIDATED BALANCE SHEETS

	October 31, 2012	October 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$136,639	$-
Prepayments and other current assets	-	3,120
Net current assets of discontinued operations	-	25,560

Total Current Assets	136,639	28,680

NET FIXED ASSETS OF DISCONTINUED OPERATIONS	-	1,817

Total Assets	$136,639	$30,497

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Net currrent liabilities of discontinued operations	$-	$1,876
Accounts payable	5,981	41,857
Notes payable	400,000	-
Payroll tax payable	10,848	-
Accured compensation-officers	10,995	9,600
Advances from former stockholder	-	2,198
Accrued expenses and other current liabilities	24,373	-

Total Current Liabilities	452,197	55,531

Total Liabilities	452,197	55,531

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFECIT:
Common stock, $0.001 par value, 75,000,000 shares authorized, 9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	63,962	27,000
Accumulated deficit	(385,802)	(61,034)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(2,718)	-

Total Stockholders' Deficit	(315,558)	(25,034)

Total Liabilities and Stockholders' Deficit	$136,639	$30,497

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS, INC.
 CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year	For the Year
	Ended	Ended
	October 31, 2012	October 31, 2011

NET REVENUES	$23,500	$107,511

COST OF REVENUES	-	15,925

GROSS PROFIT	23,500	91,586

OPERATING EXPENSES:
Professional fees	84,221	39,157
Rent expenses	3,204	7,418
Salary and wages - officers	188,414	7,200
Salary and wages - other	1,800	5,100
Travel expenses	20,103	19,375
Website development cost	-	9,207
General and administrative expenses	10,954	2,859

Total operating expenses	308,696	90,316

INCOME (LOSS) FROM OPERATIONS	(285,196)	1,270

OTHER (INCOME) EXPENSE:
Interest expense	24,373	-
Foreign currency transaction (gain) loss	1,343	(283)

Total other (income) expense	25,716	(283)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(310,912)	1,553

INCOME TAX PROVISION	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(310,912)	1,553

DISCONTINUED OPERATIONS
Loss from operation of discontinued operations, net of tax	(16,364)	(50,354)
Gain on disposal of discontinued operations, net of tax	2,508	-
LOSS FROM DISCONTINUED OPERATIONS	(13,856)	(50,354)

NET LOSS	(324,768)	(48,801)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(2,718)	-

COMPREHENSIVE INCOME (LOSS)	(327,486)	$(48,801)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	$(0.03)	$0.00
Discontinued operations	$(0.01)	$(0.01)
Total net income (loss) per common share	(0.04)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	9,000,000	9,000,000

  See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFECIT
For the Year Ended October 31, 2012 and 2011

	Common stock, $0.001 Par Value				Other Comprehensive Income (Loss) Foreign Currency	Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Translation Gain (Loss)	Stockholders' Deficit

Balance, October 31, 2010	9,000,000	$9,000	$27,000	$(12,233)	-	$23,767

Net loss	-	-	-	(48,801)	-	(48,801)

Balance, October 31, 2011	9,000,000	9,000	27,000	(61,034)	-	(25,034)

Forgiveness of advances from former stockholderand accrued compensation - officers	-	-	36,962	-	-	36,962

Other comprehensive income (loss) Foreign currency translation gain (loss)	-	-	-	-	(2,718)	(2,718)

Net loss	-	-	-	(324,768)	-	(324,768)

Balance, October 31, 2012	9,000,000	$9,000	$63,962	$(385,802)	$(2,718)	$(315,558)

 See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	October 31, 2012	October 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,768)	$(48,801)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	214	321
Gain on disposition of subsidiary	(2,508)	-
Changes in operating assets and liabilities:
Accounts receivable	-	8,273
Prepayments and other current assets	3,120	(780)
Accounts payable	(33,620)	33,141
Accrued expenses	24,373	(7,000)
Payroll taxes payable	10,848	1,492
Accrued compensation-officers	12,699	7,200

NET CASH USED IN OPERATING ACTIVITIES	(309,642)	(6,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(21)	-
Purchase of office equipment	-	(2,138)

NET CASH USED IN INVESTING ACTIVITIES	(21)	(2,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	400,000	-
Advance from stockholder	23,460	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	423,460	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,718)	-

NET CHANGE IN CASH	111,079	(8,292)

Cash at beginning of year	25,560	33,852

Cash at end of year	$136,639	$25,560

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$11,304	$-
Forgiveness of debt from former stockholder and officer - advances from stockholder	$25,658	$-

See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.
October 31, 2012 and 2011
Notes to the Consolidated Financial Statements

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

The financial statements for the fiscal year ended October 31, 2011 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

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

Principle of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation (Date of Disposition, if Applicable)	Attributable Interest

FTHG Canada	Canada	May 10, 2010	100%
		(June 14, 2012)

Endeavour	United Kingdom	January 13, 2012	100%

The accompanying consolidated financial statements include all of the accounts of the Company as of October 31, 2012 and 2011, for the fiscal years then ended, all of the accounts of FTHG Canada as of October 31, 2011, for the period from November 1, 2011 through June 14, 2012 (date of disposition) and all of the accounts of Endeavour as of October 31, 2012 and for the period from January 13, 2012 (date of incorporation) through October 31, 2012.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, payroll taxes payable, accrued compensation - officers, accrued expenses and other current liabilities approximate their fair value because of the short maturity of those instruments.

The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2012.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency, British Pound is the functional currency of Endeavour.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the reporting currency and the currency in which a transaction is denominated increases or decreases the expected amount of reporting currency cash flows upon settlement of the transaction. That increase or decrease in expected reporting currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended October 31, 2012 or 2011.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Management believes that the difference between GBP vs. U.S. dollar exchange rate quoted by the Bank of England and GBP vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the GBP amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from GBP into U.S. dollars has been made at the following exchange rates for the respective periods:

October 31, 2012

Balance sheet	1.6056

Statement of operations and comprehensive income (loss)	1.5796

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

There were no potentially dilutive shares outstanding at the reporting date for the fiscal year ended October 31, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at October 31, 2012, a net loss and net cash used in operating activities for the fiscal year then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

On March 23, 2012, June 10, 2012 and July 26, 2012 the Company issued unsecured notes payable to a third-party for the principal amounts of $100,000, $100,000 and $200,000 respectively, all due on demand with simple interest at 16% per annum. Interest expense of $24,373 was accrued as of October 31, 2012.

Note 5 – Related Party Transactions

Advances from Former Stockholder

Prior to January 27, 2012 the date of the change in control, the former president and chief executive officer and a stockholder of the Company had provided advances to the Company for its working capital purposes. These advances bore no interest and were due on demand.

The former President of the Company advanced $0 and $2,198 in aggregate to the Company for the fiscal year ended October 31, 2012 and 2011, respectively and the Company did not make any repayment toward these advances.

The former President of the Company advanced $23,460 to the Company for the period from November 1, 2011 through January 27, 2012, the date of change in control and the Company did not make any repayment toward these advances.

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On January 27, 2012, pursuant to the terms of the Stock Purchase Agreements the former stockholders and officers forgave advances of $25,658 and accrued compensation of $11,304, respectively or $36,962 in the aggregate, which were recorded as contributions to capital.

Compensation for the Sole Officer

In January 2012, Mr. Mark Hunter was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director of the Company. Mr. Hunter’s monthly compensation is Pounds Sterling 10,833 (equivalent to $17,393).

As of October 31, 2012, the Company had $10,995 due to Mr. Hunter for his services.

Note 6 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is seventy-five million (75,000,000) shares of common stock, par value $.001 per share.

Note 7 – Discontinued Operations

On June 14, 2012, the Company discontinued its operations in Canada and sold its 100% equity ownership of FTHG Canada to a third party for $1 in cash, and recorded a gain of $2,508 from the disposition of the net liability of $2,509.

The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented. The assets and liabilities of this business are reflected as assets and liabilities of discontinued operations in the consolidated balance sheets for all periods presented.

Results of discontinued operations for the fiscal years ended October 31, 2012 and 2011 are as follows:

	For the Year Ended	For the Year Ended
	October 31, 2012	October 31, 2011

Operating expenses	$16,364	$50,354

Loss from discontinued operations, net of tax	$16,364	$50,354

The assets and liabilities of discontinued operations were as follows:

	June 14, 2012 (Date of Disposal)	October 31, 2011

Cash	$21	$25,560

Net current assets of discontinued operations	$21	$25,560

Fixed assets, net	$1,603	$1,817

Net fixed assets of discontinued operations	$1,603	$1,817

Accounts payable and payroll tax payable	$4,133	$1,876

Net current liabilities of discontinued operations	$4,133	$1,876

Note 8 – Income Tax Provision

FTHG

Deferred Tax Assets

At October 31, 2012, FTHG had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $200,876 that may be offset against future taxable income through 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because FTHG believes that the realization of FTHG’s net deferred tax assets of approximately $68,298 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  FTHG has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $47,546 and $16,593 for the fiscal year ended October 31, 2012 and 2011, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	October 31, 2012	October 31, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$68,298	$20,752

Less valuation allowance	(68,298)	(20,752)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended October 31, 2012	For the fiscal year ended October 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Corporation Income Tax Returns Remaining subject to IRS Audits

FTHG's corporation income tax returns for the fiscal year ended October 31, 2010 and 2011 were filed on December 12, 2011 and December 15, 2011, respectively.  FTHG has not yet filed its corporation income tax return for the fiscal year ended October 31, 2012. Both the 2010 and 2011 corporation income tax returns will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

United Kingdom Income Tax

Endeavour Principle Capital Limited is registered and operates in the United Kingdom and is subject to UK tax law.  Endeavour’s statutory income tax rate is 20% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended October 31, 2012 and 2011.

Endeavour

Deferred Tax Assets

At October 31, 2012, Endeavour had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $184,926 that may be offset against future taxable income.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because FTHG believes that the realization of FTHG’s net deferred tax assets of approximately $36,985 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  FTHG has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $36,985 for the period from January 13, 2012 (date of incorporation) through October 31, 2012.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	October 31, 2012	October 31, 2011
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	$36,985	$-

Less valuation allowance	(36,985)	(-)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

For the period from January 13, 2012 (date of incorporation) through October 31, 2012

Federal statutory income tax rate	20.0%

Change in valuation allowance on net operating loss carry-forwards	(20.0)

Effective income tax rate	0.0%

Corporation Income Tax Returns Remaining subject to Audits

Endeavour has not yet filed its corporation income tax return for the period from January 13, 2012 (date of incorporation) through October 31, 2012.

Note 9 – Concentration of Credit Risk

Customers Concentrations

Sales concentrations for the year ended October 31, 2012 and 2011 are as follows:

	Net Sales for the Year Ended
	October 31, 2012	October 31, 2011
Customer A	57%	38%
Customer B	43%	25%
Customer C	-%	16%
Customer D	-%	15%
	100%	95%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Note 10 – Foreign Operations

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

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Mr. Mark Hunter who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Mr. Hunter concluded that as of and for the year ended October 31, 2012, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate internal control over financial reporting described below. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive officer Mr. Mark Hunter who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended October 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Hunter concluded that, as of and for the year ended October 31, 2012, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended October 31, 2012.

The conclusion that our internal control over financial reporting was not effective was due to the presence of the weaknesses identified above with respect to our disclosure controls and procedures. We anticipate effective internal control over financial reporting once we rectify our deficiencies in our disclosure controls and procedures. However, due to the limited size of our operations and the fact that our sole director and officer approves and carries out all the transactions and reviews and approves all reports, the impact of the ineffective internal control over our financial reporting is immaterial.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name and Address	Age	Date First Elected or Appointed	Position(s)

Mark Hunter	41	January 27, 2012	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

The following is a brief account of the education and business experience during at least the past five years of our sole officer and director, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mark K. Hunter – Director, CEO, CFO, Secretary and Treasurer

Mark Hunter was appointed director and sole officer on January 27, 2012. Prior to this appointment, Mr. Hunter had spent 17 years providing equity and debt financing to businesses in the UK small and medium sized enterprise market place. As Investment Director for YFM Equity Partners (formerly YFM Venture Finance Limited), a private equity and venture capital investor, Mr. Hunter was responsible for making investment decisions in and assisting a number of companies in which YFM had equity investments in the UK. These investments included the purchase and subsequent AIM listing of Pressure Technologies Plc. Along with his investment management role, Mark held a position on the Venture Finance Investment Approval Committee of YFM. Other responsibilities at YFM included investment appraisal, portfolio management, value creation, investor relations, reporting and compliance. Immediately prior to joining YFM Venture Finance he completed a Master’s Degree in Business Administration at the University of Leeds with a specialization in corporate strategy in the small and medium sized enterprise market place. His early career was spent predominantly with Barclays Bank Group providing debt finance to UK small and medium sized enterprises. Mr. Hunter is also a Senior Officer in the British Army Reserve and holds the Territorial Decoration. Mr. Hunter was chosen as a director of the Company based on his success with development stage companies.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to partially combine these roles.  Due to the small size of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our sole director is primarily responsible for overseeing our risk management processes.  The sole director receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The sole director focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the sole director’s appetite for risk. While the sole director oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code as we develop our business.

Family Relationships

There are no family relationships between any of our directors, executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Under NASDAQ rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our director, Mark K. Hunter, is also our chief executive officer, chief financial officer, secretary and treasurer and therefore, is not independent.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2012 and 2011 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

Mark Hunter (1)	2012	188,414	0	0	0	0	0	0	188,414
CEO, President,	2011	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
CFO, Treasurer,
Secretary, Director

Nikolay Koval (2)	2012	0	0	0	0	0	0	0	0
Chief Executive Officer,	2011	0	0	0	0	0	0	4,800	4,800
President

Ravilya Islyntieva (3)	2012	0	0	0	0	0	0	0	0
Chief Financial Officer,	2011	0	0	0	0	0	0	4,800	4,800
Treasurer & Secretary
____________
(1) Mr. Koval resigned as an officer effective January 27, 2012 and as a director effective on March 1, 2012.
(2) Mrs. Islyntieva resigned an officer effective January 27, 2012 and as a director effective on March 1, 2012.
(3) Mr. Hunter was appointed director and officer on January 27, 2012.

Directors’ Compensation

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as director for 2012 and 2011.

Grants of Plan Based Awards and Outstanding Equity Awards at Fiscal Year-End

We have not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers since inception.

Long-Term Incentive Plan

Currently, we do not have a long-term incentive plan in favour of any director, officer, consultant or employee of our Company.

Committees of the Board of Directors

Due to our size, we have not formally designated a nominating committee, an audit committee, a compensation committee, or committees performing similar functions.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 29, 2013 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of January 29, 2013, there were 9,000,000 shares of our common stock outstanding:

	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Title of Class	Directors and Officers:	(1)%

Common	Mark K. Hunter 1 City Square, Leeds, England UK lS1 2ES	6,000,000	66.66

Common	All executive officers and directors as a group (one person)	6,000,000	66.66

Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 29, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 29, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our former President advanced $2,198 to us for working capital purposes during the period ended October 31, 2010, which was subsequently forgiven by the former President.

Our former President advanced an additional $23,460 to us for the period from November 1, 2011 through January 27, 2012, which was subsequently forgiven by the former President.

Other than disclosed above, we do not have any other related transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended October 31, 2012, and 2011, we engaged Li and Company, P.C., as our independent auditor. For the years ended October 31, 2012, and 2011, we incurred fees as discussed below:

	Fiscal Year Ended
	October 31, 2012	October 31, 2011

Audit fees and auditors’ review fees	$15,500	$10,500
Audit – related fees	$1,350	$-
Tax fees	$1,000	$1,050
All other fees	$-	$-

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

PART IV

ITEM 15. EXHIBITS

EXHIBITS

Exhibit No.	Document Description

3.1	Articles of Incorporation (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
3.2	Bylaws (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.1	Service Contract with G-Force Productions dated March 11, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.2	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.3	Independent Contractor Agreement with Haydon Development dated April 25, 2011 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)
10.4	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Nikolay Koval (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.5	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Ravilya Islyntieva (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.6	Promissory Note delivered to Bay Capital A. G. dated March 23, 2012 (incorporated by reference to our current report on Form 8-K filed on February 27, 2012)
10.7	Promissory Note delivered to Bay Capital A. G. dated June 10, 2012 (incorporated by reference to our quarterly report on Form 10-Q filed on June 19, 2012)
10.8	Agreement of Sale of Finishing Touches Home Goods Inc. registered in Ontario, Canada, dated June 14, 2012 (incorporated by reference to our quarterly report on Form 10-Q filed on June 19, 2012)
10.9	Promissory Note delivered to Bay Capital A. G. dated July 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 29, 2012)
21.1	List of subsidiaries (incorporated by reference to our registration statement on Form S-1/A filed on November 27, 2012)
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Chief Executive Officer and Chief Financial Officerpursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______
*	Filed herewith.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 29, 2013.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Finishing Touches Home Goods Inc. and in the capacities and on the dates indicated.

FINISHING TOUCHES HOME GOODS INC.

Date: January 29, 2013	By:	/s/ Mark Hunter
Mark Hunter
Chief Executive Officer, Chief Finance Officer, Secretary, Treasurer and Director (Principal Executive and Principal Financial and Accounting Officer and Director)