Form 10-Q
period 2013-01-31
Finishing Touches Home Goods Inc.
filed 2013-03-22
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended January 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 22, 2013
Common Stock, $0.001 par value	9,000,000

FINISHING TOUCHES HOME GOODS INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Finishing Touches Home Goods Inc.

January 31, 2013 and 2012

FINISHING TOUCHES HOME GOODS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31, 2013	October 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$65,278	$136,639
Other receivables	6,306	-

Total Current Assets	71,584	136,639

Total Assets	$71,584	$136,639

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$37,031	$5,981
Notes payable	400,000	400,000
Payroll tax payable	10,654	10,848
Accured compensation - officers	741	10,995
Accrued expenses and other current liabilities	40,373	24,373

Total Current Liabilities	488,799	452,197

Total Liabilities	488,799	452,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Common stock, $0.001 par value, 75,000,000 shares authorized,
9,000,000 shares issued and outstanding	9,000	9,000
Additional paid-in capital	63,962	63,962
Accumulated deficit	(491,111)	(385,802)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	934	(2,718)

Total Stockholders' Deficit	(417,215)	(315,558)

Total Liabilities and Stockholders' Deficit	$71,584	$136,639

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$-	$23,500

OPERATING EXPENSES:
Professional fees	31,218	15,342
Rent expenses	623	1,928
Salary and wages - officers	54,239	1,704
Salary and wages - other	-	1,800
Travel expenses	-	2,515
General and administrative expenses	4,862	132

Total operating expenses	90,942	23,421

INCOME (LOSS) FROM OPERATIONS	(90,942)	79

OTHER INCOME (EXPENSE):
Government incentive	6,410	-
Interest income (expense)	(16,000)	-
Foreign currency transaction gain (loss)	(4,777)	-

Total other income (expense)	(14,367)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(105,309)	79

INCOME TAX PROVISION	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(105,309)	79

DISCONTINUED OPERATIONS
Loss from operation of discontinued operations, net of tax	-	(16,205)
LOSS FROM DISCONTINUED OPERATIONS	-	(16,205)

NET LOSS	(105,309)	(16,126)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	3,652	-

COMPREHENSIVE INCOME (LOSS)	$(101,657)	$(16,126)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	$(0.01)	$0.00
Discontinued operations	$-	$(0.00)
Total net income (loss) per common share	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding - basic and diluted	9,000,000	9,000,000

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Interim Period Ended January 31, 2013
(Unaudited)

					Other Comprehensive
					Foreign	Total
	Common stock, $0.001 Par Value		Additional		Currency	Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Translation Gain (Loss)	Equity (Deficit)

Balance, October 31, 2010	9,000,000	$9,000	$27,000	$(12,233)	$-	$23,767

Net loss				(48,801)		(48,801)

Balance, October 31, 2011	9,000,000	9,000	27,000	(61,034)	-	(25,034)

Forgiveness of advances from former stockholder
and accrued compensation - officers			36,962			36,962

Other comprehensive income (loss)
Foreign currency translation gain (loss)					(2,718)	(2,718)

Net loss				(324,768)		(324,768)

Balance, October 31, 2012	9,000,000	9,000	63,962	(385,802)	(2,718)	(315,558)

Other comprehensive income (loss)
Foreign currency translation gain (loss)					3,652	3,652

Net loss				(105,309)		(105,309)

Balance, January 31, 2013	9,000,000	$9,000	$63,962	$(491,111)	$934	$(417,215)

See accompanying notes to the consolidated financial statements.

FINISHING TOUCHES HOME GOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months	For the Three Months
	Ended	Ended
	January 31, 2013	January 31, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(105,309)	$(16,126)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	107
Changes in operating assets and liabilities:
Prepaid expenses	-	3,120
Other receivables	(6,306)	-
Accounts payable	31,075	(38,108)
Accrued expenses	16,000	1,847
Payroll taxes payable	-	(35)
Accrued compensation-officers	(10,055)	1,704

NET CASH USED IN OPERATING ACTIVITIES	(74,595)	(47,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance from stockholder	-	23,460

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	23,460

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,234	-

NET CHANGE IN CASH	(71,361)	(24,031)

Cash at beginning of period	136,639	25,560

Cash at end of period	$65,278	$1,529

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$11,304
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$25,658

See accompanying notes to the consolidated financial statements.

Finishing Touches Home Goods Inc.
January 31, 2013 and 2012
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

On June 14, 2012, the Company discontinued its operation in Canada and sold its 100% ownership in FTHG Canada in consideration for cash payment of $1.

Change in Control

Pursuant to the terms of the Affiliate Stock Purchase Agreements (“Stock Purchase Agreements”) dated January 27, 2012 between Mr. Nikolay Koval, Mrs. Ravilya Islyntieva and Mr. Mark K. Hunter, Mr. Hunter purchased an aggregate of 6,000,000 shares of the Company’s common stock from Mr. Koval and Mrs. Islyntieva, both former stockholders and officers of the Company, for aggregate cash consideration of $30,000. As a result of the transaction, Mr. Hunter became the Company’s largest stockholder with approximately 66.67% of the total issued and outstanding shares of stock.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These unaudited interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended October 31, 2012 and notes thereto contained in the information as part of the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on January 29, 2013.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation (Date of Disposition, if Applicable)	Attributable Interest

FTHG Canada	Canada	May 10, 2010	100%
		(June 14, 2012)	0%

Endeavour	United Kingdom	January 13, 2012	100%

The accompanying consolidated financial statements include all of the accounts of the Company as of January 31, 2013 and 2012, for the interim periods then ended, all of the accounts of FTHG Canada as of January 31, 2012 and for the interim period then ended and all of the accounts of Endeavour as of January 31, 2013 and 2012, and for the interim period ended January 31, 2013 and for the period from January 13, 2012 (date of incorporation) through January 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended January 31, 2013 or 2012.

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

	January 31, 2013	October 31, 2012

Balance sheet	1.5765	1.6056

Statement of operations and comprehensive income (loss)	1.6025	1.5796

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

There were no potentially dilutive shares outstanding at the reporting date for the interim period ended January 31, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at January 31, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

On March 23, 2012, June 10, 2012 and July 26, 2012, the Company issued unsecured notes payable with a third-party for the principal amounts of $100,000, $100,000 and $200,000, respectively, all due on demand with simple interest at 16% per annum.

Note 5 – Related Party Transactions

Advances from Former Stockholder

From time to time, the former president and chief executive officer and a stockholder of the Company provided advances to the Company for its working capital purposes. Those advances bore no interest and were due on demand.

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

Forgiveness of Advances from Former Stockholders and Accrued Compensation – Former Officers

On January 27, 2012, pursuant to the terms of the Stock Purchase Agreements the former President and stockholder, forgave advances of $25,658 and accrued compensation of $11,304, respectively or $36,962 in aggregate, which was recorded as contributions to capital.

Compensation of the Sole Officer

In January 2012, Mr. Mark Hunter was appointed as Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director of the Company. Mr. Hunter’s monthly compensation is Pounds Sterling 10,833 (equivalent to $17,079).

Note 6 – Discontinued Operations

On June 14, 2012, the Company discontinued its operations in Canada and sold its 100% ownership of FTHG Canada to a third party for cash payment of $1, and recorded a gain of $2,508 from the disposition of its net liability of $2,509.

The Company has reflected the results of this business as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all periods presented.

Results of discontinued operations for the interim periods ended January 31, 2012 are as follows:

For the Three Months Ended January 31, 2012

Operating expenses	$16,205

Loss from discontinued operations, net of tax	$16,205

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

Our Business

General

Finishing Touches Home Goods Inc. (the “Company”), was formed as a corporation pursuant to the laws of the State of Nevada on December 8, 2009. We have historically conducted our business as an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy. The company is focused on providing services and products that make the end user’s living conditions safer and more accessible and helps to create barrier-free homes and workplace environments.  We provide consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.

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

Going Concern

The Company, to date, has funded its initial operations through the issuance of 9,000,000 shares of capital stock for the net proceeds of $36,000, revenue from sales of $142,434 and issuance of three promissory notes for gross proceeds to the Company of $400,000. Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2012, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of Endeavour, our wholly owned UK subsidiary and have been presented to give retroactive effect to the discontinuance of FTHG Canada. All significant intercompany balances and transactions have been eliminated on consolidation.

Results of discontinued operations in Canada for the interim periods ended January 31, 2012 were as follows:

For the Three Months Ended January 31, 2012

Operating expenses	$16,205

Loss from discontinued operations, net of tax	$16,205

Three months ended January 31, 2013 compared to three months ended January 31, 2012

During the three months ended January 31, 2013, we incurred loss from operations of $90,942, a decrease of $90,863 or 115,016%, as compared to an income of $79 for the same period in 2012 and net loss from continuing operations of $105,309, a decrease of $105,230 or 133,203%, as compared to net income of $79 for the same period in 2012.

During the three months ended January 31, 2013, we generated $0 revenue, a decrease of $23,500 or 100%, as compared to revenue of $23,500 in the same period of 2012, as we were not able to extend certain consulting contracts or enter into new agreements.

During the three months ended January 31, 2013, we incurred $90,942 in operating costs, an increase of $67,521 or 288% as compared to $23,421 in the same period of 2012.

Officer’s salary increased from $1,704 during the three months ended January 31, 2012 to $54,239 during the three months ended January 31, 2013, an increase of $52,535 or 3,083%%. Non-officer compensation decreased from $1,800 during the three months ended January 31, 2012 to $0 during the three months ended January 31, 2013, a decrease of $1,800 or 100%. The changes resulted from the fact that after the change of management, Mr. Hunter, our sole officer and director became the sole employee.

During the three months ended January 31, 2013, we incurred legal, accounting and audit fees of $31,218, an increase of $15,876 or 103% from $15,342 during the three months ended January 31, 2012, as we engaged professional services for our post-effective amendments for registration statement filed with the SEC during the current period.

During the three months ended January 31, 2013, we incurred no for travel expenses, while during the three months ended January 31, 2012, we incurred travel expenses of $2,515 in search of business opportunities.

During the three months ended January 31, 2013, we incurred office rent of $623, decreased by $1,305 or 68% from $1,928 during the three months ended January 31, 2012 as during the current period we rent virtual office.

During the three months ended January 31, 2013, we recorded other general and administrative expenses of $4,862, a decrease of $4,732 or 3,640% from $130 during the three months ended January 31, 2012, because during 2012 such services were provided by our Canadian office and thus, the related expenses are included in the discontinued operations.

During the three months ended January 31, 2013, we recorded other income of $6,410 which is payroll tax refund by the UK government to our subsidiary Endeavour, which was absent during the three months ended January 31, 2012.

During the three months ended January 31, 2013, we recorded interest expense of $16,000 on promissory notes of $400,000 and foreign currency translation loss of $4,777, both were absent during the three months ended January 31, 2012 when we did not have promissory notes outstanding or transactions in foreign currencies.

During the three months ended January 31, 2013, we incurred other comprehensive gain – foreign currency translation gain of $3,652 due to our UK subsidiary, Endeavour, using British Pound Sterling as its functional currency, which was absent during the three months ended January 31, 2012 prior to the incorporation of Endeavour.

Liquidity and Capital Resources

We have incurred $491,111 in operating losses since inception. As of January 31, 2013, we had $65,278 in cash compared to $136,639 at October 31, 2012, a decrease of $71,361 or 52%. As of January 31, 2013, we had a working capital deficiency of $417,215, compared to a working capital deficit of $315,558 at October 31, 2012, an increase of $101,657 or 32%.

Net cash used in operating activities for the three months ended January 31, 2013 was $74,595, compared with net cash used in operating activities for the three months ended January 31, 2012 of $47,491, an increase of $27,104 or 57%. The increase in net cash used was due to an increase in operating costs. No cash was provided by financing activities during the three months ended January 31, 2013. We borrowed $23,460 from a former officer during the three months ended January 31, 2012 which was subsequently forgiven by such former officer.

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

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements.

Off Balance Sheet Arrangements

As of January 31, 2013 and the date of this Report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer who is also our principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our sole director and officer, the impact of the limitations are not material.

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

* Filed herewith

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

FINISHING TOUCHES HOME GOODS INC.

Date: March 22, 2013	By:	/s/ Mark Hunter
Mark Hunter
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)