Form 10-Q
period 2013-04-30
ENDEAVOR IP, INC.
filed 2013-06-14
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended April 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-172440

Endeavor IP, Inc.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	8700	45-2563323
(State or other jurisdiction of incorporation or organization)	(Standard Industrial Classification)	(IRS Employer Identification Number)

36 Fairway Place, Half Moon Bay, CA
Phone: 650-421-3089
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Applicable Only to Corporate Issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 14, 2013
Common Stock, $0.0001 par value	3,057,143

ENDEAVOR IP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC.
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
CONSOLIDATED BALANCE SHEETS

	April 30, 2013	October 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$3,950	$136,639
Other assets	1,011	-
Total Current Assets	4,961	136,639

Total Assets	$4,961	$136,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$57,536	$5,981
Notes payable	400,000	400,000
Payroll tax payable	-	10,848
Accured compensation - officers	877	10,995
Accrued interest	60,271	24,373
Total Current Liabilities	518,684	452,197

STOCKHOLDERS' DEFICIT:

Preferred Stock, $0.0001 par value, 25,000,00 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
9,000,000 shares issued and outstanding	900	900
Additional paid-in capital	72,062	72,062
Accumulated deficit	(590,759)	(385,802)
Accumulated other comprehensive income (loss):	4,074	(2,718)

Total Stockholders' Deficit	(513,723)	(315,558)

Total Liabilities and Stockholders' Deficit	$4,961	$136,639

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	April 30, 2013	April 30, 2012	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES	$-	$-	$-	$23,500

GENERAL AND ADMINISTRATIVE EXPENSES	75,155	102,993	159,687	126,413

(LOSS) FROM OPERATIONS	(75,155)	(102,993)	(159,687)	(102,913)

OTHER EXPENSE:
Interest expense	(19,899)	(1,705)	(35,899)	(1,705)
Foreign currency transaction loss	(4,594)	-	(9,371)	-

Total other expense	(24,493)	(1,705)	(45,270)	(1,705)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(99,648)	(104,698)	(204,957)	(104,618)

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(99,648)	(104,698)	(204,957)	(104,618)

DISCONTINUED OPERATIONS
Loss from operation of discontinued operations, net of tax	-	(159)	-	(16,364)
LOSS FROM DISCONTINUED OPERATIONS	-	(159)	-	(16,364)

NET LOSS	(99,648)	(104,857)	(204,957)	(120,982)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	3,140	(2,609)	6,792	(2,609)

COMPREHENSIVE INCOME (LOSS)	$(96,508)	$(107,466)	$(198,165)	$(123,591)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Discontinued operations	$-	$(0.00)	$-	$(0.00)
Total net income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	9,000,000	9,000,000	9,000,000	9,000,000

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
SIX MONTHS ENDED APRIL 30, 2013 (UNAUDITED) AND THE YEARS ENDED OCTOBER 31, 2012 AND 2011
(Unaudited)

	Preferred Stock		Common stock, $0.0001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total Stockholders' Deficit

Balance, October 31, 2010	-	$-	9,000,000	$900	$35,100	$(12,233)	$-	$23,767

Net loss						(48,801)		(48,801)

Balance, October 31, 2011	-	-	9,000,000	900	35,100	(61,034)	-	(25,034)

Forgiveness of advances from former stockholder
and accrued compensation - officers					36,962			36,962

Other comprehensive income (loss)
Foreign currency translation gain (loss)							(2,718)	(2,718)

Net loss						(324,768)		(324,768)

Balance, October 31, 2012	-	-	9,000,000	900	72,062	(385,802)	(2,718)	(315,558)

Other comprehensive income (loss)
Foreign currency translation gain (loss)							6,792	6,792

Net loss						(204,957)		(204,957)

Balance, April 30, 2013	-	$-	9,000,000	$900	$72,062	$(590,759)	$4,074	$(513,723)

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	April 30, 2013	April 30, 2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204,957)	$(120,982)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	214
Changes in operating assets and liabilities:
Prepaid expenses	-	(4,380)
Other assets	(1,022)	-
VAT tax receivable	-	(417)
Accounts payable	51,618	(24,026)
Accrued interest	35,898	1,705
Payroll taxes payable	(10,587)	24,146
Accrued compensation-officers	(9,844)	12,843

NET CASH USED IN OPERATING ACTIVITIES	(138,893)	(110,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	-	(21)

NET CASH USED IN INVESTING ACTIVITIES	-	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	-	100,000
Advances from stockholder	-	23,460

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	123,460

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,205	-

NET CHANGE IN CASH	(132,689)	12,542

Cash at beginning of period	136,639	25,560

Cash at end of period	$3,950	$38,102

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$11,304
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$25,658

See accompanying notes to the consolidated financial statements.

Note 1 – Organization and Operations

Endeavor IP, Inc.

Endeavor IP, Inc. (f/k/a Finishing Touches Home Goods Inc.) (the “Company”, “We”, “Our”), was incorporated under the laws of the State of Nevada on December 8, 2009.  The Company historically provided consulting services, installation, and sales of accessibility and safety products for residential and commercial buildings that require access by handicapped individuals or individuals with limited joint mobility.

Effective May 15, 2013, the Company filed with the State of Nevada Certificate of Amendment to its Articles of Incorporation changing its name from Finishing Touches Home Goods, Inc. to Endeavor IP, Inc.

Formation and Sale of Finishing Touches Home Goods (Canada) Inc.

On May 5, 2010, the Company formed a wholly owned subsidiary, Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”).  FTHG Canada used the U.S. Dollar as its reporting currency as well as its functional currency.  However, from time to time FTHG Canada incurred certain expenses in Canadian Dollars.

On June 14, 2012, the Company discontinued its operation in Canada and sold its 100% ownership in FTHG Canada in consideration for cash payment of $1.

Change in Control

Pursuant to the terms of the Affiliate Stock Purchase Agreements (“Stock Purchase Agreements”) dated January 27, 2012 between Mr. Nikolay Koval, Mrs. Ravilya Islyntieva and Mr. Mark K. Hunter, Mr. Hunter purchased an aggregate of 6,000,000 shares of the Company’s common stock from Mr. Koval and Mrs. Islyntieva, both former stockholders and officers of the Company, for aggregate cash consideration of $30,000. As a result of the transaction, Mr. Hunter became the Company’s principal stockholder with approximately 66.67% of the total issued and outstanding shares of stock.

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

Principles of Consolidation

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

The accompanying consolidated financial statements include all of the accounts of the Company as of April 30, 2013 and 2012, for the interim periods then ended, all of the accounts of FTHG Canada as of April 30, 2012 and for the interim period then ended and all of the accounts of Endeavour as of April 30, 2013 and 2012, and for the interim period ended April 30, 2013 and for the period from January 13, 2012 (date of incorporation) through April 30, 2013.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended April 30, 2013 or 2012.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation ( www.oanda.com ) contained in its consolidated financial statements. Management believes that the difference between GBP vs. U.S. dollar exchange rate quoted by the PBOC and GBP vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial. Translations do not imply that the GBP amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from GBP into U.S. dollars has been made at the following exchange rates for the respective periods:

	April 30, 2013	October 31, 2012

Balance sheet	1.5507	1.6056

Statement of operations and comprehensive income (loss)	1.5668	1.5796

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

There were no potentially dilutive shares outstanding at the reporting date for the interim period ended April 30, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $204,957 and net cash used in operations of $138,893 for the six months ended April 30, 2013 and a working capital deficit and stockholders’ deficit of $513,723.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Notes Payable

On March 23, 2012, June 10, 2012 and July 26, 2012, the Company issued unsecured notes payable with a third-party for the principal amounts of $100,000, $100,000 and $200,000, respectively, all due on demand with simple interest at 16% per annum.  As of April 30, 2013 and October 31, 2012 the Company recorded accrued interest of $60,271 and 24,373, respectively.

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

Results of discontinued operations for the interim periods ended April 30, 2012 are as follows:

For the Six Months Ended April 30, 2012

Operating expenses	$16,205

Loss from discontinued operations, net of tax	$16,205

Note 7 - Foreign Operations

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

Note 8 – Subsequent Events

On May 13, 2013, the Company increased its authorized capital stock to 225,000,000 shares consisting of 200,000,000 shares of common stock and 25,000,000 shares of blank check preferred stock.

On May 13,  2013, the Company changed the par value of its capital stock to $0.0001 per share from $0.001 per share.  All per share amounts in this document have been changed to give effect to the change in par value.

On May 13, 2013, the Company purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) and Solid Solar Energy, Inc. (“Solid Solar”) pursuant to the terms of patent purchase agreements between the Company, IP Acquisition Sub I, Inc., a Delaware corporation and newly formed wholly owned subsidiary of the Company, and each of Mesh and Solid Solar (the “Mesh Purchase Agreement” and the “Solid Solar Purchase Agreement”, respectively, and the collective transactions, the “Acquisitions”).

Pursuant to the terms of the Mesh Purchase Agreement, the Company acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) Eight Hundred Thousand Dollars ($800,000) and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Mesh Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement (the “Mesh Interest Agreement”).  Under the terms of the Mesh Purchase Agreement, the Company assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor.

The Company entered into a consulting agreement with Kenneth W. Garrard, the manager of Mesh, (the “Garrard Consulting Agreement”) pursuant to which Mr. Garrard will provide certain consulting services to the Company for a period of 24 months for a monthly cash payment of $7,000 and reasonable out of pocket expenses.  Mr. Garrard will assist the Company with all aspects of its patent portfolios, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents.  The Company may terminate the Garrard Consulting Agreement on 30 days’ written notice with “Good Cause”.

Pursuant to the terms of the Solid Solar Purchase Agreement, the Company acquired from Solid Solar two patents relating to remote access energy monitoring systems and electric alternating current sensors for measuring alternating currents in circuit conductors, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) One Hundred Thousand Dollars ($100,000), (ii) 47,619 shares of the Company’s common stock and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Solid Solar Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement (the “Solid Solar Interest Agreement”).  Additionally, the Company granted Solid Solar a personal, royalty-free, irrevocable, non-exclusive and worldwide license (without the right to sublicense) to, among other things, develop, distribute and sell Solid Solar’s products and services covered by the patents sold to the Company.

On May 13, 2013, effective upon the closing of the Acquisitions, Mark Hunter resigned from all officer and director positions he held with the Company and Cameron Gray was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director and Andrew Uribe was appointed as a director of the Company.  In connection with his resignation, Mr. Hunter was issued a two year nonqualified stock option to purchase 500,000 shares of Common Stock at a per share exercise price of $0.75 (the “Hunter Options”) (which such number of options is on the basis of a post-split recapitalization expected to occur). The Hunter Options were fully vested upon issuance and Mr. Hunter subsequently agreed to cancel 6,000,000 shares of the Company's common stock he held.

On May 13, 2013, the Company entered into an employment agreement with Cameron Gray (the “Gray Employment Agreement”) whereby Mr. Gray agreed to serve as our Chief Executive Officer for a period of one year, subject to renewal, in consideration for an annual salary of $80,000.  Under the terms of the Gray Employment Agreement, Mr. Gray shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  As further consideration for his services, Mr. Gray received a restricted stock award of 9,524 shares of the Company’s common stock which shall vest in full on the one year anniversary of the Gray Employment Agreement, provided Mr. Gray does not resign without Good Reason or is not removed for Cause.

On May 13, 2013, the Company sold $1,500,000 of its 12% unsecured promissory note (the “Note”) to an accredited investor pursuant to the terms of a Note Purchase Agreement (the “Note Purchase Agreement”) with gross proceeds to the Company of $1,500,000.  The Note accrues interest at the rate of 12% per annum and is due and payable eighteen months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  Notwithstanding the foregoing, the maturity date of the Note shall accelerate and the Note shall become due and payable within 15 days following the date that the Company shall (i) obtain recoveries from enforcement of any patents or intellectual property rights of a minimum aggregate amount of $1,000,000 through settlement judgment or licensing and (i) the Company closes on the sale of any equity or equity linked securities in the minimum amount of $1,000,000 net proceeds to the Company.

On May 13, 2013, the Board approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”).  The purpose of the 2013 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 2 million shares of common stock are issuable pursuant to awards under the 2013 Plan. Unless earlier terminated by the Board, the 2013 Plan shall terminate at the close of business on May 13, 2023.

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

References in this report to “Endeavor IP, Inc.”, “Company”, “we”, “our”, or “us” refer to Endeavor IP, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009. We have historically conducted our business as an integrated consulting firm that assists individuals, organizations, companies and government agencies in finding solutions to home and workplace-related barriers for seniors and people with disabilities as well as ergonomics consultancy.  We provided consulting services, including site audits and accessibility/ergonomic planning and development; installation and sales of accessibility, ergonomic and safety products, ergonomic consultancy for homes and businesses.

On May 5, 2010, we formed a wholly owned subsidiary Finishing Touches Home Goods Inc., an Ontario, Canada Corporation (“FTHG Canada”). On June 14, 2012, we discontinued our operations in Canada and sold our 100% ownership in FTHG Canada to a buyer for cash payment of $1 as consideration. FTHG Canada did not conduct any material operations for us prior to its disposition. The disposition followed a determination by management that it would be in our best interest to explore additional business opportunities.

On January 13, 2012, our former sole director and officer, Mr. Mark Hunter formed a private limited company Endeavour Principle Capital Limited (“Endeavour”), a UK corporation in the United Kingdom on our behalf and later transferred the ownership of Endeavour to us at no consideration.

Recent Updates

On May 13, 2013, the Company purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) and Solid Solar Energy, Inc. (“Solid Solar”) pursuant to the terms of patent purchase agreements between the Company, IP Acquisition Sub I, Inc., a Delaware corporation and newly formed wholly owned subsidiary of the Company, and each of Mesh and Solid Solar (the “Mesh Purchase Agreement” and the “Solid Solar Purchase Agreement”, respectively, and the collective transactions, the “Acquisitions”).

Pursuant to the terms of the Mesh Purchase Agreement, the Company acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) Eight Hundred Thousand Dollars ($800,000) and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Mesh Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Under the terms of the Mesh Purchase Agreement, the Company assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor.

Pursuant to the terms of the Solid Solar Purchase Agreement, the Company acquired from Solid Solar two patents relating to remote access energy monitoring systems and electric alternating current sensors for measuring alternating currents in circuit conductors, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) One Hundred Thousand Dollars ($100,000), (ii) 47,619 shares of Common Stock and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Solid Solar Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, the Company granted Solid Solar a personal, royalty-free, irrevocable, non-exclusive and worldwide license (without the right to sublicense) to, among other things, develop, distribute and sell Solid Solar’s products and services covered by the patents sold to the Company.

Following the closing of the Acquisitions, through our wholly owned subsidiary, Acquisition Sub, as the owner of Acquired Intellectual Property, we intend to expand our activities constituting the commercialization and development of intellectual property assets.  Our activities will generally include the acquisition and development of patents through internal or external research and development.

Upon the closing of the Acquisitions, Mark Hunter resigned from all officer and director positions he held with us and Cameron Gray was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director and Andrew Uribe was appointed as a director.  In connection with his resignation, Mr. Hunter agreed to return 6,000,000 shares of the Company’s common stock to the Company for cancellation and was issued a two year nonqualified stock option to purchase 500,000 shares of Common Stock at a per share exercise price of $0.75, which were fully vested upon issuance (which such number of options is on the basis of a post-split recapitalization expected to occur). On June 14, 2013, the Company's Board of Directors approved a director fee of $750 per month for Andrew Uribe in consideration for his services as an independent member of the Company's Board of Directors.

On May 13, 2013, our Board of Directors approved the amendment and restatement of our Bylaws in order to, among other things, include revised provisions relating to board and stockholder meetings and indemnification of officers and directors.

On May 13, 2013, our Board of Directors approved an Amended and Restated Articles of Incorporation to authorize (i) the change of our name to “Endeavor IP, Inc.” from “Finishing Touches Home Goods, Inc.,” (ii) increase our authorized capital stock to 225,000,000 shares, consisting of 200,000,000 shares of common stock and 25,000,000 shares of “Blank Check” Preferred Stock, and (iii) change the par value of our capital stock to $0.0001 per share from $0.001 per share. On May 15, 2013, we filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada   Our name change will be effective for our principal market, the over the counter bulletin board, upon approval by the Financial Industry Regulatory Authority (FINRA) at which time a new trading symbol will also become effective.

On May 13, 2013, we sold $1,500,000 of our 12% unsecured promissory note to an accredited investor pursuant to the terms of a Note Purchase Agreement with gross proceeds to us of $1,500,000.  The Note accrues interest at the rate of 12% per annum and is due and payable eighteen months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  Notwithstanding the foregoing, the maturity date of the Note shall accelerate and the Note shall become due and payable within 15 days following the date that we (i) obtain recoveries from enforcement of any patents or intellectual property rights of a minimum aggregate amount of $1,000,000 through settlement judgment or licensing and (i) we close on the sale of any equity or equity linked securities in the minimum amount of $1,000,000 net proceeds to us.

Going Concern

As reflected in the accompanying unaudited interim financial statements, we incurred a net loss of $204,957 and had net cash used in operations of $138,893 and a working capital and stockholders’ deficit of $513,723.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

Results of discontinued operations in Canada for the interim periods ended April 30, 2013 were as follows:

	For the Three Months	For the Six Months
	Ended	Ended
	April 30, 2013	April 30, 2013

Loss from discontinued operations, net of tax	$0	$0

Three months ended April 30, 2013 compared to three months ended April 30, 2012

During the three months ended April 30, 2013, we incurred loss from operations of $75,155, a decrease of $27,838 or 27%, as compared to $102,993 for the same period in 2012 and net loss from continuing operations of $99,648, a decrease of $5,050 or 5%, as compared to $104,698 for the same period in 2012.

During the three months ended April 30, 2013 and 2012, we generated $0 revenue as we were not able to extend certain consulting contracts or enter into new agreements.

During the three months ended April 30, 2013, we incurred $75,155 in operating expenses, a decrease of $27,838 or 27%, as compared to $102,993 for the same period in 2012 primarily due to a decrease in costs associated with management’s salary.

During the three months ended April 30, 2013, we recorded interest expense of $19,899 on promissory notes of $400,000 as compared to interest expense of $1,705 for the three months ended April 30, 2012, a decrease of $18,194 or 1,067%.  During the three month ended April 30, 2013, we recorded foreign currency translation loss of $4,594, which was absent during the three months ended April 30, 2012 when we did not have transactions in foreign currencies.

During the three months ended April 30, 2013, we incurred other comprehensive gain – foreign currency translation gain of $3,140 as compared to a loss of $2,609 for the same period in 2012.

Six months ended April 30, 2013 compared to six months ended April 30, 2012

During the six months ended April 30, 2013, we incurred loss from operations of $159,687, an increase of $56,774 or 55%, as compared to $102,913 for the same period in 2012 and net loss from continuing operations of $204,957, an increase of $100,339 or 96%, as compared to $104,618 for the same period in 2012.

During the six months ended April 30, 2013, we generated $0 revenue as compared to $23,500 for the same period in 2012, a decrease of $23,500 or 100%, as we were not able to extend certain consulting contracts or enter into new agreements.

During the six months ended April 30, 2013, we incurred $159,687 in operating expenses, an increase of $33,274 or 26%, as compared to $126,413 for the same period in 2012 primarily due to an increase in professional fees and general and administrative expenses.

During the six months ended April 30, 2013, we recorded interest expense of $35,899 on promissory notes of $400,000 as compared to interest expense of $1,705 for the six months ended April 30, 2012, an increase of $34,194 or 2,006%.  During the six month ended April 30, 2013, we recorded foreign currency translation loss of $9,371, which was absent during the six months ended April 30, 2012 when we did not have transactions in foreign currencies.

During the six months ended April 30, 2013, we incurred other comprehensive loss – foreign currency translation gain of $6,792 as compared to a loss of $2,609 for the same period in 2012.

Liquidity and Capital Resources

We have incurred $102,993 in operating losses for the six months ended April 30, 2013. As of April 30, 2013, we had $3,950 in cash compared to $136,639 as of October 31, 2012, a decrease of $132,689 or 97%.  As of April 30, 2013, we had a working capital deficiency of $513,723, compared to a working capital deficit of $315,558 at October 31, 2012, an increase of $198,165 or 63%.

Since inception, we have sold 6,000,000 shares of common stock at $0.001 per share to management for total proceeds of $6,000. For the period between September 20, 2010 and October 14, 2010, we sold 3,000,000 shares of our common stock at $0.01 per share in a private placement to 30 individuals for $30,000 in cash.

We must raise additional funds or increase revenues in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or through loans from related parties, our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Off Balance Sheet Arrangements

As of the date of this Report, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our sole director and officer, the impact of the limitations are not material.

 Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, we may pursue legal remedies to enforce our intellectual property rights. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS.

Other than as set forth below, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012:

The Company intends to focus its business on commercializing, developing and monetizing intellectual property, including through licensing and enforcement. The Company may not be able to successfully monetize the patents, which it acquires and thus it may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that the Company will be able to successfully commercialize, develop or monetize the patent portfolios that it acquired from Mesh and Solid Solar. The acquisition of the patents could fail to produce anticipated benefits, or could have other adverse effects that the Company does not currently foresee. Failure to successfully monetize these patent assets may have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the acquisition of the patent portfolios is subject to a number of risks, including the fact that there is a significant time lag between acquiring a patent portfolio and recognizing revenue from those patent assets. During that time lag, material costs are likely to be incurred that would have a negative effect on the Company’s results of operations, cash flows and financial position.

Therefore, there is no assurance that the monetization of the patent portfolios acquired will generate enough revenue to recoup the Company’s investment.

The Company’s operating history makes it difficult to evaluate its current business and future prospects.

The Company has, prior to the acquisition of the Acquired Intellectual Property, been involved in businesses primarily involving home and workplace ergonomic consultancy. The Company not only has no operating history in executing its new business which includes, among other things, creating, commercializing, prosecuting, licensing, litigating or otherwise monetizing patent assets. The Company’s lack of operating history in this sector makes it difficult to evaluate its new business model

The Company will be initially reliant exclusively on the patent assets it acquired from Mesh and Solid Solar. If the Company is unable to commercialize, license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that the Company’s business would fail.

Upon closing of the Acquisitions, the Company acquired a portfolio of patent assets from Mesh and Solid Solar that it plans to commercialize, license or otherwise monetize. If the Company’s efforts to generate revenue from such assets fail, the Company will have incurred significant losses and may be unable to acquire additional assets. If this occurs, the Company’s business would likely fail.

Upon closing of the Acquisitions and commencement of its new line of business, the Company may commence legal proceedings against certain companies, and the Company expects such litigation to be time-consuming and costly, which may adversely affect its financial condition and its ability to operate its business.

To license or otherwise monetize its patent assets, which may constitute a significant focus of the Company’s future activities, the Company may be required to commence legal proceedings against certain companies. The Company’s viability could be highly dependent on the outcome of this litigation, and there is a risk that the Company may be unable to achieve the results it desires from such litigation, which failure would harm the Company’s business to a great degree. In addition, the defendants in this litigation are likely to be much larger than the Company and have substantially more resources than the Company does, which could make the Company’s litigation efforts more difficult.

The Company anticipates that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude the Company’s ability to derive licensing revenue from the patents. A negative outcome of any such litigation could materially and adversely impact the Company’s business. Additionally, the Company anticipates that its legal fees and other expenses will be material and may negatively impact the Company’s financial condition and results of operations and may result in its inability to continue its business.

The Company may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of the Company’s investments in such activities.

Part of the Company’s new business focus may include the internal development of new inventions and intellectual property that the Company will seek to monetize. However, this aspect of the Company’s business would likely require significant capital and would take time to achieve. There is also the risk that the Company’s initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of the Company’s investments in time and resources in such activities.

In addition, even if the Company is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, the Company would need to develop and maintain, and it would be heavily reliant upon, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property the Company may develop including the following:

• patent applications the Company may file may not result in issued patents or may take longer than the Company expects to result in issued patents;

• the Company may be subject to interference proceedings;

• the Company may be subject to opposition proceedings in the U.S. or foreign countries;

• any patents that are issued to the Company may not provide meaningful protection;

• the Company may not be able to develop additional proprietary technologies that are patentable;

• other companies may challenge patents issued to the Company;

• other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate the Company’s technologies;

• other companies may design around technologies the Company has developed; and

• enforcement of the Company’s patents would be complex, uncertain and very expensive.

The Company cannot be certain that patents will be issued as a result of any future applications, or that any of the Company’s patents, once issued, will provide the Company with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it will be the first to make its additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent the Company from commercializing the Company’s products or require the Company to obtain licenses requiring the payment of significant fees or royalties in order to enable the Company to conduct its business. As to those patents that the Company may license or otherwise monetize, the Company’s rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and the Company may be unable to do so. The Company’s failure to obtain or maintain intellectual property rights for the Company’s inventions would lead to the loss the Company’s investments in such activities, which would have a material and adverse effect on the Company’s operations.

New legislation, regulations or court rulings related to enforcing patents could harm the Company’s new line of business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect the Company’s new business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect the Company’s ability to assert its patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act recently became effective. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of the Company’s issued patents, all of which could have a material adverse effect on the Company’s business and financial condition.

On February 27, 2013 US Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill known as the SHIELD Act (“Saving High-tech Innovators from Egregious Legal Disputes”) seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendants costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on the Company’s business or financial condition.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which the Company conducts its business and negatively impact the Company’s business, prospects, financial condition and results of operations.

The Company’s acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect the Company’s operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to the Company’s business plan, are often time consuming, complex and costly to consummate. Even if the Company is able to acquire particular patent assets, there is no guarantee that the Company will generate sufficient revenue related to those patent assets to offset the acquisition costs.

The Company may also identify patent or other intellectual property assets that cost more than the Company is prepared to spend with its own capital resources. The Company may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for the Company. These higher costs could adversely affect the Company’s operating results, and if the Company incurs losses, the value of its securities may decline.

In addition, the Company may acquire patents and technologies that are in the early stages of market adoption. Demand for some of these technologies will likely be untested and may be subject to fluctuation. As a result, there can be no assurance as to whether technologies the Company acquires or develops will have value that it can monetize.

In certain acquisitions of patent assets, the Company may seek to defer payment or finance a portion of the acquisition price. This approach may put the Company at a competitive disadvantage and could result in harm to the Company’s business.

The Company has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where the Company can defer payments or finance a portion of the acquisition price. These types of arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, the Company might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than the Company has. In addition, any failure to satisfy the Company’s debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect the Company’s patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm the Company’s brand, its business and its operating results.

The Company’s ability to operate its new line of business and compete in the intellectual property market largely depends on the value of the Company’s acquired patent assets and other intellectual property. To protect the Company’s proprietary rights, the Company will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures the Company undertakes to protect and maintain its assets will have any measure of success.

Following the acquisition of patent assets, the Company will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. The Company may acquire patent assets, including patent applications, which require the Company to spend resources to prosecute the applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against the Company, and such assertions or prosecutions could materially and adversely affect the Company’s business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause the Company to incur significant costs and could divert resources away from the Company’s other activities.

Despite the Company’s efforts to protect its intellectual property rights, any of the following or similar occurrences may reduce the value of the Company’s intellectual property:

• the Company’s applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;

• issued trademarks, copyrights, or patents may not provide the Company with any competitive advantages when compared to potentially infringing other properties;

• the Company’s efforts to protect its intellectual property rights may not be effective in preventing misappropriation of the Company’s technology; or

• the Company’s efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those the Company acquires and/or prosecutes.

Moreover, the Company may not be able to effectively protect its intellectual property rights in certain foreign countries where the Company may do business in the future or from which competitors may operate. If the Company fails to maintain, defend or prosecute its patent assets properly, the value of those assets would be reduced or eliminated, and the Company’s business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong the Company’s litigation and adversely affect its financial condition and operating results.

The Company’s new business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on the Company’s assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to the Company’s business plan, and the Company’s failure to do so could cause material harm to its business.

If the Company is unable to adequately protect its intellectual property, the Company may not be able to compete effectively.

The Company’s ability to compete depends in part upon the strength of the Company’s proprietary rights that it will own as a result of the Acquisitions or may hereafter acquire in its technologies, brands and content. The Company will rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect its intellectual property and proprietary rights. The efforts the Company takes to protect its intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of its intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which the Company’s services are made available. There may be instances where the Company is not able to fully protect or utilize its intellectual property in a manner that maximizes competitive advantage. If the Company is unable to protect its intellectual property and proprietary rights from unauthorized use, the value of the Company’s products may be reduced, which could negatively impact the Company’s new business. The Company’s inability to obtain appropriate protections for its intellectual property may also allow competitors to enter the Company’s markets and produce or sell the same or similar products. In addition, protecting the Company’s intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if the Company is otherwise unable to protect its intellectual property and proprietary rights, the Company’s business and financial results could be adversely affected.

If the Company is forced to resort to legal proceedings to enforce its intellectual property rights, the proceedings could be burdensome and expensive. In addition, the Company’s proprietary rights could be at risk if the Company is unsuccessful in, or cannot afford to pursue, those proceedings. The Company will also rely on trade secrets and contract law to protect some of its proprietary technology. The Company will enter into confidentiality and invention agreements with its employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect the Company’s right to its un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company’s trade secrets and know-how.

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

Date: June 14, 2013

ENDEAVOR IP, INC.

By:	/s/ Cameron Gray
Cameron Gray
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)