Form 10-Q
period 2013-07-31
ENDEAVOR IP, INC.
filed 2013-09-20
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the interim period ended July 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 333-172440

Endeavor IP, Inc.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	45-2563323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

36 Fairway Place, Half Moon Bay, CA
Phone: 650-421-3089
(Name, Address and Telephone Number
Of Principal Executive Offices)

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

As of September 20, 2013, there were 42,800,002 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Endeavor IP, Inc. and Subsidiaries
(Development Stage Company)
Consolidated Financial Statements
July 31, 2013

CONTENTS

Page(s)

Consolidated Balance Sheets – July 31, 2013 (Unaudited) and October 31, 2012	2

Consolidated Statements of Operations – Three and Nine Months Ended July 31, 2013 and 2012 (Unaudited)
and the period from May 13, 2013 (Inception) to July 31, 2013 (Unaudited)	3

Consolidated Statement of Stockholders’ Equity (Deficit) – Years Ended October 31, 2012 and 2011
and Nine Months Ended July 31, 2013 (Unaudited)	4

Consolidated Statements of Cash Flows –Nine Months Ended July 31, 2013 and 2012 (Unaudited) and the period from May 13, 2013 (Inception) to July 31, 2013 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6 - 24

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2013	October 31, 2012
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$450,507	$136,639
Accounts receivable	49,980	-
Assets from discontinued operations	1,230	-
Total Current Assets	501,717	136,639

Intangibles	872,663	-

Total Assets	$1,374,380	$136,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$113,198	$4,591
Notes payable	400,000	400,000
Accrued interest	124,888	24,373
Liabilities from discontinued operations	2,620	23,233
Total Current Liabilities	640,706	452,197

LONG TERM LIABILITIES:
Note payable	1,500,000	-
Total Liabilities	2,140,706	452,197

STOCKHOLDERS' DEFICIT:

Preferred Stock, $0.0001 par value, 25,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized,
42,800,000 and 126,000,000 shares issued and outstanding	4,280	12,600
Additional paid-in capital	97,314	60,362
Accumulated deficit prior to the development stage	(622,170)	(385,802)
Deficit accumulated during the development stage	(230,880)	-
Accumulated other comprehensive income (loss):	6,695	(2,718)
Deferred compensation	(21,565)	-

Total Stockholders' Deficit	(766,326)	(315,558)

Total Liabilities and Stockholders' Deficit	$1,374,380	$136,639

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

					Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	May 13, 2013
	Ended	Ended	Ended	Ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$100,000	$-	$100,000	$23,500	$100,000

Cost of Revenues	55,000	-	55,000	-	55,000

GROSS PROFIT	45,000	-	45,000	23,500	45,000

GENERAL AND ADMINISTRATIVE EXPENSES	241,399	99,472	359,034	225,885	208,969

(LOSS) FROM OPERATIONS	(196,399)	(99,472)	(314,034)	(202,385)	(163,969)

OTHER EXPENSE:
Interest expense	(64,616)	(6,668)	(100,515)	(8,373)	(64,617)
Foreign currency transaction loss	737	(4,423)	(8,634)	(4,423)	-

Total other expense	(63,879)	(11,091)	(109,149)	(12,796)	(64,617)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(260,278)	(110,563)	(423,183)	(215,181)	(228,586)

INCOME TAX PROVISION	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(260,278)	(110,563)	(423,183)	(215,181)	(228,586)

DISCONTINUED OPERATIONS
Gain on disposition of discountinued operations, net of taxes	-	2,508	-	2,508	-
Loss from operation of discontinued operations, net of tax	(2,014)	-	(44,065)	(16,364)	(2,294)
LOSS FROM DISCONTINUED OPERATIONS	(2,014)	2,508	(44,065)	(13,856)	(2,294)

NET LOSS	(262,292)	(108,055)	(467,248)	(229,037)	(230,880)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	2,621	3,394	9,413	785	-

COMPREHENSIVE INCOME (LOSS)	$(259,671)	$(104,661)	$(457,835)	$(228,252)	$(230,880)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Continuing Operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Discontinued Operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Total net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.03)

	54,556,522	126,000,000	101,923,810	126,000,000

 See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(DEVELOPMENT STAGE COMPANY)
NINE MONTHS ENDED JULY 31, 2013 (UNAUDITED) AND THE YEARS ENDED OCTOBER 31, 2012 AND 2011
(Unaudited)

	Preferred Stock		Common stock, $0.0001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit prior to the development stage	Accumulated Deficit during the development stage	Accumulated other comprehensive Income (Loss)	Deferred compensation	Total Stockholders' Equity (Deficit)

Balance, October 31, 2011	-	$-	126,000,000	$12,600	$23,400	$(61,034)	$-	$-	$-	$(25,034)

Forgiveness of advances from former stockholder and accrued compensation - officers					36,962					36,962

Other comprehensive income (loss)
Foreign currency translation gain (loss)								(2,718)		(2,718)

Net loss						(324,768)				(324,768)

Balance, October 31, 2012	-	-	126,000,000	12,600	60,362	(385,802)	-	(2,718)	-	(315,558)

Capital contribution - related party					100					100

Loss prior to the development stage (October 1, 2012 through May 12, 2013)						(236,368)				(236,368)

Commencement of development stage - May 13, 2013:

Cancellation of shares - former related party			(84,000,000)	(8,400)	8,390					(10)

Shares issued in connection with acquisition of intellectual property ($0.0001/share)			666,666	67						67

Stock issued for services - related party ($0.20/share)			133,334	13	27,227				(27,240)	-

Options granted for services rendered - former related party			-	-	1,235					1,235

Recognition of deferred compensation - related party									5,675	5,675

Other comprehensive income (loss)
Foreign currency translation gain (loss)								9,413		9,413

Loss during the development stage (May 13, 2013 through July 31, 2013)							(230,880)			(230,880)

Balance, July 31, 2013	-	$-	42,800,000	$4,280	$97,314	$(622,170)	$(230,880)	6,695	$(21,565)	$(766,326)

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	For the Nine Months	For the Nine Months	May 13, 2013
	Ended	Ended	(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(423,183)	$(215,181)	$(228,586)
Loss from discontinued operations	(44,065)	(13,856)	(2,294)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	214	-
Gain on disposition of subsidiary	-	(2,508)	-
Stock based compensation	6,911	-	6,911
Amortization of intangible assets	27,405	-	27,405
Changes in operating assets and liabilities
Assets of discontinued operations	(1,247)		(233)
Liabilities of discontinued operations	(19,839)		(1,143)
Prepaid expenses	-	2,080	-
Accounts receivable	(49,980)	-	(49,980)
VAT tax receivable	-	(2,762)	-
Accounts payable	108,594	(10,419)	31,498
Accrued interest	100,515	8,373	64,617
Payroll taxes payable	-	6,482	-
Accrued compensation-officers	-	12,464	-

NET CASH USED IN OPERATING ACTIVITIES	(294,889)	(215,113)	(151,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	(900,000)	-	(900,000)
Cash paid in disposal of discontinued operations	-	(21)	-

NET CASH USED IN INVESTING ACTIVITIES	(900,000)	(21)	(900,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from note payable	1,500,000	400,000	1,500,000
Capital contribution - related party	100	-	-
Advances from stockholder	-	23,460	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500,100	423,460	1,500,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	8,657	785	703

NET CHANGE IN CASH	313,868	209,111	448,898

Cash at beginning of period	136,639	25,560	1,609

Cash at end of period	$450,507	$234,671	$450,507

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$11,304	$-
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$25,658	$-
Cancellation of shares - former related party	$8,400	$-	$8,400
Shares issued in connection with patents acquired	$67	$-	$67
Deferred compensation	$27,240	$-	$27,240

See accompanying notes to the consolidated financial statements.

Endeavor IP, Inc. and Subsidiaries
(Development Stage Company)
Notes to Consolidated Financial Statements
July 31, 2013
(Unaudited)

Note 1 Nature of Operations

Nature of Operations and Discontinued Operations

Endeavor IP, Inc.

Endeavor IP, Inc. (f/k/a Finishing Touches Home Goods, Inc.) (the “Company”, “Endeavor”, “We”, “Our”), was incorporated under the laws of the State of Nevada on December 8, 2009.

The Company historically provided consulting services, installation, and sales of accessibility and safety products for residential and commercial buildings that require access by handicapped individuals or individuals with limited joint mobility.

Finishing Touches Home Goods, Inc. – Canada – Discontinued Operations

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

Endeavour Principle Capital Limited – U.K. – Discontinued Operations

On January 13, 2012, Mark Hunter, our former officer and director, formed a private limited company Endeavour Principle Capital Limited, a UK corporation, (“Endeavour UK”) in the United Kingdom on behalf of the Company and later transferred the 100% ownership to the Company at no charge.

On May 13, 2013, the Company decided to no longer operate Endeavor UK and is in the process of winding down all activities and expects this to occur within the next 12 months.  As a result, this subsidiary is reported as a discontinued operation.

In accordance with ASC Topic 205-20 “Presentation of Financial Statements—Discontinued Operations” (ASC 205-20), the Company determined that the wind down of this entity should be classified as “to be disposed of other than by sale” at July 31, 2013.

A long-lived asset to be disposed of other than by sale (for example, by abandonment, in an exchange measured based on the recorded amount of the nonmonetary asset relinquished, or in a distribution to owners in a spinoff) shall continue to be classified as held and used until it is disposed of. The guidance on long-lived assets to be held and used in ASC No.’s 360-10-35, 360-10-45, and 360-10-50 shall apply while the asset is classified as held and used. If a long-lived asset is to be abandoned or distributed to owners in a spinoff together with other assets (and liabilities) as a group and that disposal group is a component of an entity, paragraphs 205-20-45-1 through 45-5 and 205-20-50-5 shall apply to the disposal group at the date it is disposed of.

The Company has classified the UK subsidiary as discontinued operations and its results of operations, financial position and cash flows are separately reported for all periods presented. The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively, in the accompanying Consolidated Balance Sheets at July 31, 2013 (unaudited) and October 31, 2012, and consist of the following:

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations," respectively. in the accompanying consolidated balance sheets at July 31, 2013 (unaudited) and October 31, 2012. and consists of the following:

	July 31, 2013	October 31, 2012
	(unaudited)
Assets of discontinued operations:
Cash	$233	$-
Other assets	$997
Total assets of discontinued operations	$1,230	$-

Liabilities of discontinued operations
Accounts payable and accrued liabilities	$2,620	$23,233
Total liabilities of discontinued operations	$2,620	$23,233

The summarized statements of operations for Endeavor UK is as follows:

Period from
May 13, 2013
	3 months ended		9 months ended		(Inception) to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Loss from discontinued operations	$(2,014)	$-	$(44,065)	$(16,364)	$(2,294)

Name Change and Change in Business and Commencement of Development Stage

Effective May 15, 2013, the Company filed with the State of Nevada, a Certificate of Amendment to its Articles of Incorporation, changing its name from Finishing Touches Home Goods, Inc. to Endeavor IP, Inc.

On May 13, 2013, Endeavor, through its wholly owned subsidiary IP Acquisition I, Inc. purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) under the terms of a patent purchase agreement. Mesh was incorporated in the State of Georgia on November 7, 2008. See below regarding the formation of MeshTech, Inc.

The Company is engaged in the protection of intellectual property in the United States. The intellectual property covers wireless communication technologies. The Company actively pursues licensing revenues by providing a license to its intellectual property to those entities that wish to acquire a right to use the technology. The intellectual property was acquired from a third party and includes U.S. issued patents and applications. Concurrent with this transaction, the Company determined that they commenced the development stage.

Formation of Subsidiaries to Acquire Intellectual Property

On May 6, 2013, the Company formed its wholly-ownd subsidiary in the State of Delaware, Endeavor MeshTech, Inc., (“MeshTech”).  The Company owns the patents acquired in connection with the business acquisition of Mesh Comm, LLC.

On July 8, 2013, the Company formed its wholly-ownd subsidiary in the State of Delaware, Endeavor Energy, Inc., (“Endeavor Energy”).  The Company owns the patents acquired from Solid Solar Energy, Inc.  See note 4.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is our opinion, however, that the accompanying unaudited interim consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2012 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended October 31, 2012 and 2011. The financial information as of October 31, 2012 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended October 31, 2012.  The accompanying unaudited interim consolidated financial statements should also be read in conjunction with the Form 8-K and 8-K/A filed in May 2013 and July 2013, respectively, with respect to the acquisition of MeshTech. The interim results for the three and nine months ended July 31, 2013 are not necessarily indicative of the results to be expected for the year ending October 31, 2013 or for any future interim periods.

Principles of Consolidation and Corporate Structure

The accompanying unaudited interim consolidated financial statements include the accounts of Endeavor IP, Inc. and its wholly-owned subsidiaries. All significant intracompany balances and transactions have been eliminated in consolidation.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation (Date of Disposition, if Applicable)	Attributable Interest

FTHG Canada	Canada	May 10, 2010	100%
		(June 14, 2012)	0%

Endeavour	United Kingdom	January 13, 2012	100%
		(May 13, 2013)	*

Endeavor MeshTech, Inc	Delaware	May 6, 2013	100%

Endeavor Energy, Inc	Delaware	July 8, 2013	100%

*This entity is reflected as a discontinued operation as of May 13, 2013

Development Stage

The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include organizing the business, raising capital and acquiring additional intellectual property..

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at July 31, 2013 and October 31, 2012, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable based on billing for the revenue earned from their patent enforcement activities.

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At July 31, 2013 and October 31, 2012, there was no allowance for bad debt.

During 2013, the Company settled litigation in connection with the enforcement of its intellectual property. The Company earned revenues of $100,000, of which $50,020 was received.  The balance of $49,980 is included as accounts receivable.

Under the terms of the settlement, in the event that the balance of $49,980 is not received in October 2013, the amount will be considered in default and the Company would be entitled to a claim of $1,000,000 in any related bankruptcy proceeding in the event this occurs.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability is reasonably assured.

The Company generally receives a one-time, final lump sum payment, in exchange for granting a non exclusive license. At the time of payment there are no further obligations for the Company or any licensee.

Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception.

Cost of Revenues

Cost of revenue mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses, as well as, the amortization of acquired patents.

Cost of revenue does not include expenses related to product development, integration or support, as these are included in general and administrative expenses.

The Company pays a contingency fee of approximately 25%-45% of gross recoveries from litigation settlements. These fees are based upon a graduated scale as negotiated between the Company and its legal counsel.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry-forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

For income tax benefits arising from uncertain income tax positions, a tax benefit arising from an uncertain tax position can only be recognized for financial reporting purposes if, and to the extent that, the position is more likely than not to be sustained in an audit by the applicable taxing authority.

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at July 31, 2013 or October 31, 2012.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC No. 718, “Accounting for Stock-Based Compensation" (“ASC 718”), which established financial accounting and reporting standards for stock-based employee compensation. It defines a fair value based method of accounting for an employee stock option or similar equity instrument.

The Company accounts for compensation cost for stock option plans in accordance with ASC No. 718. The Company accounts for share based payments to non-employees in accordance with ASC No. 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

The Company recognizes all forms of share-based payments, including stock option grants, warrants and restricted stock grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest.

Share based payments, excluding restricted stock, are valued using a Black-Scholes Pricing Model (“BSPM”). Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. Grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in selling, general and administrative expenses in the consolidated statement of operations.

When computing fair value of share based payments, the Company has considered the following variables:

•	The risk-free interest rate assumption is based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.
•	The Company has not paid any dividends on common stock since its inception and does not anticipate paying dividends on its common stock in the foreseeable future.
•	The expected option term is computed using the “simplified” method as permitted under the provisions of Staff Accounting Bulletin (“SAB”) 110.
•	The forfeiture rate is based on the historical forfeiture rate for the Company’s unvested stock options, which was 0%.
•	Expected volatility was determined based on the Company’s historical trading activity in a public market.

Loss per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible debt, exercise of stock options and warrants by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at July 31, 2013:

Stock options, exercise price ($0.75) – former related party	500,000
Total common stock equivalents	500,000

Since the Company reflected a net loss in 2013, the inclusion of any common stock equivalents would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

On September 3, 2013, the Company executed a 14 for 1 forward stock split. All share and per share amounts have been retroactively restated to the earliest period presented.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of cash, accounts payable and debt. The carrying amount of the Company's financial instrument generally approximates its fair value as of July 31, 2013 and October 31, 2012, respectively, due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. There have been no impairments recorded during the three and nine months ended July 31, 2013 and 2012, respectively.

Intangible Assets

Intangible assets, consisting of patent portfolios, were acquired from May to July 2013.

Intangible assets that have finite useful lives are amortized on the straight-line method over their useful lives ranging from 7 to 16 years. Costs incurred to acquire these patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

Intangible assets that have indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value. If quoted market prices are not available, the fair values of the intangible assets are based on present values of expected future cash flows or royalties avoided using discount rates commensurate with the risks involved.

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level.

We perform our annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis. Goodwill impairment reviews involve a two-step process. Goodwill is first evaluated for impairment by comparing management's estimate of the fair value of a reporting unit with its carrying value, including goodwill.

Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of our reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on our operating and capital budgets and on our strategic plan. As a result, actual results may differ from the estimates utilized in our income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from our estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, we utilize multiple scenarios and assign probabilities to each of the scenarios in the income approach.

We also consider indications obtained from market-based approaches. We compare market multiples derived from market prices of stock of companies that are engaged in a similar line of business to the corresponding measures of the Company. We also consider the combined carrying values of our reporting units to our market capitalization.

If the carrying value of our reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than its carrying value, we would record an impairment charge for the difference.

Foreign Currency Transactions

The consolidated financial statements are presented in United States Dollars. The Company has bank accounts in foreign currency. The balance of these bank accounts were translated from its local currency (British Pounds) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using weighted average exchange rate for the period.

Transaction gains and losses resulting from foreign currency transactions were recorded as foreign exchange gains or losses in the consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations.

Transactions from some of the bank accounts were from the entity that is being reflected as discontinued.

Reclassifications

To conform prior period amounts to current year classifications, the Company has reclassified assets, liabilities, revenues and expenses associated with the disposal of Endeavor UK to discontinued operations. These reclassifications had no impact on the Company’s previously reported financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02 (ASU 2013-02), "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

In March 2013, the FASB issued ASU 2013-04, which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will become effective as of the beginning of the Company's 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company is currently evaluating the potential impact of this update.

Note 3 Commitments and Contingencies

Commitments

Consulting Agreement

Effective May 13, 2013, the Company entered into a 2 year consulting agreement with the manager of Mesh; this individual will assist with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual will be paid $7,000 per month. The agreement is subject to cancellation.

Contingencies

In the ordinary course of business, the Company actively pursues legal remedies to enforce its intellectual property rights and to stop unauthorized use of its technology. Other than ordinary routine litigation incidental to the business, the Company knows of no material, active or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceedings or pending litigation.

Note 4 Acquisition

On May 13, 2013, Endeavor IP, Inc. (“Endeavor”) (“the Company”), through its wholly owned subsidiary IP Acquisition Sub I, Inc. purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) under the terms of a patent purchase agreement.

Under the terms of the asset purchase from Mesh, in exchange for $800,000 and a 20% royalty on future net revenues associated with enforcement activities, Endeavor acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents. Endeavor assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor. Endeavor will now include these assets in its financial statements from the date of acquisition going forward.

For the nine months ended July 31, 2013, the Company paid $10,000 in royalties, which is recorded as a component of cost of revenues.

The acquisition of these assets, deemed to be a business, resulted in a business combination under ASC No. 805 “Business Combinations”, and the recording of intangible assets (patent portfolios).

The following table summarizes the purchase consideration for the Mesh acquisition:

Consideration

Cash	$800,000
Fair value of total consideration transferred	$800,000

The payment of the total purchase consideration of $800,000 shown above is classified as a use of cash under investing activities in the Consolidated Statements of Cash Flows.

The $800,000 is classified as intangible assets.  In connection with this transaction, no other assets were acquired or liabilities assumed.

The business combination was considered a tax-free reorganization; therefore, acquired goodwill is not tax-deductible. The Company paid approximately $66,000 in professional fees related to the acquisition; these fees were expensed as incurred and are included as a component of general and administrative expense.

The following unaudited consolidated pro forma information gives effect to the acquisition of Mesh as if the transaction had occurred on November 1, 2011, the first day of the prior fiscal year.  The pro forma information presented is also for the current period in which the transaction occurred, which is November 1, 2012 to the acquisition date of May 13, 2013.

	Actual	Pro Forma	Pro Forma
	May 13, 2013 to	November 1, 2012 to	November 1, 2011 to
	July 31, 2013	May 12, 2013	October 31, 2012

Revenues
Finishing Touches (now Endeavor, IP, Inc.)(Consolidated)	100,000	-	23,500
Mesh Comm, LLC	-	-	-
Total Revenues	100,000	-	23,500

Earnings (Loss)
Finishing Touches (now Endeavor, IP, Inc.)	(230,880)	(236,368)	(324,768)
Mesh Comm, LLC	-	(1,805)	(11,128)
Total Earnings (Loss)	(230,880)	(238,173)	(335,896)

Note 5 Intangible Assets

On May 13, 2013, the Company, through its wholly owned subsidiary IP Acquisition Sub II, Inc. purchased certain intellectual property rights from Spiral Energy Tech, Inc. under the terms of a patent purchase agreement.

In connection with this purchase of patents held by Spiral Energy Tech, Inc., the Company paid $100,000 in cash and issued 666,666 shares of common stock, having a fair value of $67 ($0.0001/share), for total consideration of $100,067.  The purchase of these patents was treated as an asset purchase, and not deemed to be the acquisition of a business.

Intangible assets were comprised of the following at July 31, 2013:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges		Net
Patent #1	7	$800,000	$(25,754)	$	(-)	$774,246
Patent #2	16	$50,034	$(681)	$	(-)	$49,353
Patent #3	11	$50,034	$(970)	$	(-)	$49,064
Total		$900,068	$(27,405)	$	(-)	$872,663

Amortization expense related to the intangibles with finite lives totaled $27,405 for the nine months ended July 31, 2013 and was included in general and administrative expenses in the consolidated statement of operations.

At July 31, 2013, future amortization of intangible assets is as follows:

Year Ending October 31
2013	$31,914
2014	126,616
2015	126,616
2016	126,963
2017	126,616
Thereafter	333,939
$872,663

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 6 Debt

Prior to October 31, 2012, the Company executed notes for $400,000.

These notes had the following terms:

●	Maturity date is due on demand,
●	Interest rate is 16%; and
●	The loan was unsecured

In May 2013, the Company executed a note for $1,500,000.

This note had the following terms:

●	Maturity date is November 2014,
●	Interest rate is 12%,
●	Default interest rate is 18%; and
●	The loan was unsecured

Total Debt	$1,900,000
Less: Current portion	(400,000)
Long-term debt - net	$1,500,000

Following are maturities of long-term debt for the year ended October 31:

2013	$-
2014	1,500,000
$1,500,000

Note 7 Stockholders’ Equity (Deficit)

(A)	Common Stock

During the nine months ended July 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Range of Value per Share
Services – related party – (May 2013) (1)	133,334	$27,240	$0.20
Acquisition of patents (May 2013) (2)	666,666	$67	$0.0001
Total	800,000	$27,307

The fair value of all stock issued above was based upon the agreed upon value per share on the day of issuance, which represented the best evidence of fair value.

(1)
Shares vest one year from issuance.  For the three months ended July 31, 2013, the Company recognized $5,675 in compensation expense which is included in general & administrative expenses. The remaining balance of deferred compensation of $21,565 will be amortized over the vesting period.

(2)
Shares are fully vested.  At the time of issuance, the Company lacked an active public trading market; therefore, a quoted closing trading price valuation would not best reflect the intent of the parties in connection with the valuation of these shares. Due to the lack of past, present or future specified financial or other operational data for the patents acquired; that could support a valuation in excess par, the Company believes this is the best evidence of fair value for this transaction.

In May 2013, the Company’s former Chief Executive Officer cancelled 84,000,000 shares of common stock having a fair value of $8,400 ($0.0001/share – par value) for $10, with an offset to additional paid in capital.  The $10 is included in accounts payable.

On September 3, 2013, the Company executed a 14 for 1 forward stock split. All share and per share amounts have been retroactively restated to the earliest period presented.

(B) Stock Options

The Company applied fair value accounting for all share based payments awards.  The fair value of each option granted is estimated on the date of grant using the BSPM.

The assumptions used for options granted during the nine months ended July 31, 2013 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48%
Risk free interest rate	0.08%
Expected life of option	2 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2012	-	$			$-
Granted	500,000		0.75	2	-
Exercised	-				-
Cancelled/Modified	-				-
Balance – July 31, 2013 – outstanding	500,000		0.75	1.78	-
Balance – July 31, 2013 – exercisable	500,000		$0.75	1.78	$-

Outstanding options held by former related party – July 31, 2013	500,000		$0.75	1.78	-
Exercisable options held by former related party – July 31, 2013	500,000		$0.75	1.78	$-

The following is a summary of the Company’s stock options granted during the nine months ended July 31, 2013:

	Options	Value	Purpose for Grant
Grant to former related party	500,000	$1,235	Services rendered

All options granted were fully vested on the grant date.

On May 13, 2013, our Board of Directors approved the amendment and restatement of our Bylaws in order to, among other things, include revised provisions relating to board and stockholder meetings and indemnification of officers and directors.

On May 13, 2013, our Board of Directors approved an Amended and Restated Articles of Incorporation to authorize (i) the change of our name to “Endeavor IP, Inc.” from “Finishing Touches Home Goods, Inc.,” (ii) increase our authorized capital stock to 225,000,000 shares, consisting of 200,000,000 shares of common stock and 25,000,000 shares of “Blank Check” Preferred Stock, and (iii) change the par value of our capital stock to $0.0001 per share from $0.001 per share. On May 15, 2013, we filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada.

Note 8 Going concern

As reflected in the accompanying unaudited consolidated financial statements, the Company is in the development stage with minimal operations, used cash in operations of $294,889 and has a net loss for the nine months ended July 31, 2013 of $467,248. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Revenues have been insufficient to achieve positive cash flows.  The Company’s plan to sustain operations include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, such as term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The Company will most likely require the additional funding to finance the growth of its current operations, as well as to achieve its strategic objectives.  The Company believes its current available cash, along with anticipated revenues, may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company.

Note 9 Subsequent Events

(A)	Common Stock Issued for Services

In August 2013, the Company issued 100,000 shares of common stock, having a fair value of $200 ($0.002/share), which vests in January 2014. The fair value of this stock award was based upon the services provided, which was the best evidence of fair value.

(B)	Stock Options Granted for Services

In August 2013, the Company issued 10,000 fully vested stock options to the Chief Executive Officer. The options are exercisable at $0.75 per share for a period of 2 years.

In August 2013, the Company issued 10,000 fully vested stock options to a consultant. The options are exercisable at $0.75 per share for a period of 2 years.

(C)	Stock Split

On September 3, 2013, the Company executed a 14 for 1 forward stock split. All share and per share amounts have been retroactively restated to the earliest period presented.

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

Our Business

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  On June 14, 2012, we disposed of our wholly-owned subsidiary, Finishing Touches Home Goods, Inc. (Canada) for nominal consideration.  This subsidiary did not conduct any material operations prior to its disposition. The disposition followed a determination by management that it would be in the best interest of the Company to enter other business opportunities . The Company is now solely in the business of the commercialization and development of intellectual property assets.  Our activities generally include the acquisition and development of patents through internal or external research and development, and the monetization of those patents.

On May 13, 2013, the Company purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) and Solid Solar Energy, Inc., n/k/a Spiral Energy Tech, Inc. (“Solid Solar”).  The Company acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) Eight Hundred Thousand Dollars ($800,000) and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Mesh Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, the Company assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor.

The Company acquired from Solid Solar two patents relating to remote access energy monitoring systems and electric alternating current sensors for measuring alternating currents in circuit conductors, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) One Hundred Thousand Dollars ($100,000), (ii) 666,666 shares of Common Stock and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Solid Solar Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, the Company granted Solid Solar a personal, royalty-free, irrevocable, non-exclusive and worldwide license (without the right to sublicense) to, among other things, develop, distribute and sell Solid Solar’s products and services covered by the patents sold to the Company.

Upon the closing of the above described acquisitions, Mark Hunter resigned from all officer and director positions he held with us and Cameron Gray was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director and Andrew Uribe was appointed as a director.  In connection with his resignation, Mr. Hunter agreed to return 84,000,000 (post-split) shares of the Company’s common stock to the Company for cancellation and was issued a two year nonqualified stock option to purchase 500,000 shares of Common Stock at a per share exercise price of $0.75, which were fully vested upon issuance.

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

On August 28, 2013, the Company announced the implementation of a forward split of its issued and outstanding Common Stock on a 1 for 14 basis.  All per share numbers herein are reflective of such forward split.

Going Concern

As reflected in the accompanying unaudited interim financial statements, we incurred a net loss of $467,248 and had net cash used in operations of $294,889 and a working capital and stockholders’ deficit of $138,989 and 766,326, respectively.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of Endeavour, and have been presented to give retroactive effect to the discontinuance of the UK subsidiary. All significant intercompany balances and transactions have been eliminated on consolidation.

Results of discontinued operations for the UK subsidiary for the interim periods ended July 31, 2013 were as follows:

Period from
	For the Three Months	For the Nine Months	May 13, 2013
	Ended	Ended	(Inception) to
	July 31, 2013	July 31, 2013	July 31, 2013

Loss from discontinued operations, net of tax	$2,014	$44,065	$2,294

Three months ended July 31, 2013 compared to three months ended July 31, 2012

During the three months ended July 31, 2013, we incurred loss from operations of $262,292, an increase of $154,237 or 143%, as compared to $108,055 for the same period in 2012 and net loss from continuing operations of $260,278, an increase of $149,715 or 135%, as compared to $110,563 for the same period in 2012 as a result of increased professional fees incurred in connection with the acquisitions previously discussed and increased interest expense associated with the sale of our 12% unsecured promissory note..

During the three months ended July 31, 2013 we generated $100,000 of revenue derived from patent enforcement activities. We did not generate any revenue during the three months ended July 31, 2012.

During the three months ended July 31, 2013, we incurred $241,399 in operating expenses, an increase of $141,927or 143%, as compared to $99,472 for the same period in 2012, primarily due to increased professional fees incurred in connection with the acquisitions previously discussed and increased interest expense associated with the sale of our 12% unsecured promissory note.

During the three months ended July 31, 2013, we recorded interest expense of $64,616 on promissory notes of $1,900,000 as compared to interest expense of $6,668 for the three months ended July 31, 2012, an increase of $71,284 or 1,069%.

During the three months ended July 31, 2013, we incurred other comprehensive gain – foreign currency translation gain of $2,621 as compared to a gain of $3,394 for the same period in 2012.

Nine months ended July 31, 2013 compared to nine months ended July 31, 2012

During the nine months ended July 31, 2013, we incurred loss from operations of $467,248, an increase of $238,211 or 104%, as compared to $229,037 for the same period in 2012 and net loss from continuing operations of $423,183, an increase of $208,002 or 97%, as compared to $215,181 for the same period in 2012 resulting from increased professional fees incurred in connection with the acquisitions previously discussed and increased interest expense associated with the sale of our 12% unsecured promissory note.

During the nine months ended July 31, 2013, we generated $100,000 revenue as compared to $23,500 for the same period in 2012, an increase of $76,500 or 326%, primarily due to the Company’s patent enforcement activities.

During the nine months ended July 31, 2013, we incurred $359,034 in operating expenses, an increase of $133,149 or 59%, as compared to $225,885 for the same period in 2012 primarily due to increased professional fees incurred in connection with the acquisitions previously discussed and increased interest expense associated with the sale of our 12% unsecured promissory note.

During the nine months ended July 31, 2013, we recorded interest expense of $100,515 on promissory notes of $1,900,000 as compared to interest expense of $8,373 for the nine months ended July 31, 2012, an increase of $108,888 or 1,300%.

During the nine months ended July 31, 2013, we incurred other comprehensive loss – foreign currency translation gain of $9,413 as compared to a loss of $785 for the same period in 2012.

Liquidity and Capital Resources

We have incurred $423,183 in operating losses for the nine months ended July 31, 2013. As of July 31, 2013, we had $450,507 in cash compared to $136,639 as of October 31, 2012, an increase of $313,868 or 230% primarily due to proceeds from the sale of promissory note.  As of July 31, 2013, we had a working capital deficiency of $138,989, compared to a working capital deficit of $315,558 at October 31, 2012, a decrease of $176,569 or 56% which was primarily due to the proceeds of the promissory note.

If we are unable to generate revenue with the next year, we must raise additional funds or increase revenues in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or through loans from related parties, our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-02 (ASU 2013-02), "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income." ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

In March 2013, the FASB issued ASU 2013-04, which updated the guidance in ASC Topic 405, Liabilities. The amendments in ASU 2013-04 generally provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in ASU 2013-04 also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance will become effective as of the beginning of the Company's 2015 fiscal year. The adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU 2013-05"). ASU 2013-05 updates accounting guidance related to the application of consolidation guidance and foreign currency matters. This guidance resolves the diversity in practice about what guidance applies to the release of the cumulative translation adjustment into net income. This guidance is effective for interim and annual periods beginning after December 15, 2013. The Company does not anticipate that these changes will have a material impact on its consolidated financial statements or disclosures.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). The amendments in ASU 2013-11 require companies to present an unrecognized tax benefit, or a portion thereof, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless the uncertain tax position is not available to reduce, or would not be used to reduce, the net operating loss or tax credit carryforward under the tax law in the same jurisdiction; otherwise, the unrecognized tax benefit should be presented as a gross liability and should not be combined with a deferred tax asset. ASU 2013-11 is effective for annual periods beginning after December 15, 2013 and should be applied to all unrecognized tax benefits that exist as of the effective date. Companies may choose to apply this guidance retrospectively to each prior reporting period presented. The Company is currently evaluating the potential impact of this update.

Our financial statements are presented as those of a development stage company. Activities during the development stage primarily include organizing the business, raising capital and acquiring additional intellectual property.  To date, we have generated limited sales revenues, incurred expenses and sustained losses.  We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, who is also our principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, particularly during the period when this report was being prepared. However, because we have limited transactions which are all approved, carried out and reviewed by our sole officer, the impact of the limitations are not material.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
EX-101.INS**	XBRL Instance Document
EX-101.SCH**	XBRL Taxonomy Extension Schema Document
EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
__________

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

Date: September 20, 2013

ENDEAVOR IP, INC.

By:	/s/ Cameron Gray
Cameron Gray
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)