Form 10-K
period 2013-10-31
ENDEAVOR IP, INC.
filed 2014-02-13
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commissions file number 000-55094

ENDEAVOR IP, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2563323
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

140 Broadway, 46th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 560-3200

Securities registered under Section 12(b) of the Exchange Act: None.

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of April 30, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on the Over the Counter Bulletin Board on April 30, 2013 ($0.2043), was approximately $7,425,079.20. As of February 12, 2014, the registrant had 43,970,062 shares of Common Stock outstanding.

-i-

ENDEAVOR IP, INC.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	The uncertainty of profitability based upon our history of losses;
•	Risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	Risks related to our international operations and currency exchange fluctuations; and
•	Other risks and uncertainties related to our business plan and business strategy.

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

As used in this annual report, the terms “we”, “us”, “our”, and the “Company” mean Endeavor IP, Inc. and its subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009. On June 14, 2012, we disposed of our wholly-owned subsidiary, Finishing Touches Home Goods, Inc. (Canada) for nominal consideration.  This subsidiary did not conduct any material operations prior to its disposition. The disposition followed a determination by management that it would be in the best interest of the Company to enter other business opportunities. The Company is now solely in the business of the commercialization and development of intellectual property assets.  Our activities generally include the acquisition and development of patents through internal or external research and development, and the monetization of those patents.

Recent Updates

On May 13, 2013, the Company purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) and Solid Solar Energy, Inc., n/k/a Spiral Energy Tech, Inc. (“Solid Solar”).  The Company acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) Eight Hundred Thousand Dollars ($800,000) and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as such terms are defined in the Mesh Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, the Company assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor.

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

On May 13, 2013, we sold $1,500,000 of our 12% unsecured promissory note (“Note”) to an accredited investor pursuant to the terms of a Note Purchase Agreement with gross proceeds to us of $1,500,000.  The Note accrues interest at the rate of 12% per annum and is due and payable eighteen months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  Notwithstanding the foregoing, the maturity date of the Note shall accelerate and the Note shall become due and payable within 15 days following the date that we (i) obtain recoveries from enforcement of any patents or intellectual property rights of a minimum aggregate amount of $1,000,000 through settlement judgment or licensing and (i) we close on the sale of any equity or equity linked securities in the minimum amount of $1,000,000 net proceeds to us.

On August 28, 2013, the Company announced the implementation of a forward split of its issued and outstanding Common Stock on a 1 for 14 basis.  All per share numbers herein are reflective of such forward split.

On December 24, 2013, the Board of Directors of the Company appointed Franciscus Diaba as a director of the Company.

On January 3, 2014, the Company appointed Ravinder Dhat as its Chief Executive Officer and Chairman of the Board upon resignation of Camron Gray as officer and director of the Company.

Business Strategy

We are the owner or assignee of certain patents, licenses and applications, as further described herein. We are engaged in the commercialization and development of intellectual property assets that are not related to our historical business of workplace ergonomic consultancy.  Our activities will generally include the acquisition and development of patents through internal or external research and development.  In addition, we will seek to acquire existing rights to intellectual property through the acquisition of already issued patents and pending patent applications, both in the United States and abroad.  We may alone, or in conjunction with others, develop products and processes associated with our intellectual property and license our intellectual property to others seeking to develop products or processes or whose products or processes infringe our intellectual property rights through legal processes.

We will likely need to raise additional capital to pursue our business strategy. There is no assurance that we will succeed in our strategy or commercialize or realize value from intellectual property we have already acquired or any additional intellectual property we may acquire.

Key Elements of Business Strategy

Our intellectual property acquisition, development and licensing business strategy will include the following key elements:

Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

Certain technologies become core technologies in the way products and services are manufactured, sold and delivered by companies across a wide array of industries. In conjunction with our partners, patent attorneys, and other patent sourcing professionals, we will identify core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

Contact and Form Alliances with Owners of Core, Patented Technologies

Often individual inventors and small companies have limited resources and/or expertise and are unable to effectively address the unauthorized use of their patented technologies.  We will seek to enter into business agreements with owners of intellectual property that do not have experience or expertise in the areas of intellectual property licensing and enforcement, or that do not possess the in-house resources to devote to intellectual property licensing and enforcement activities, or that, for any number of strategic business reasons, desire to more efficiently and effectively outsource their intellectual property licensing and enforcement activities.

Effectively and Efficiently Evaluate Patented Technologies for Acquisition, Licensing and Enforcement

Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio. It is important to identify potential problem areas, if any, and determine whether potential problem areas can be overcome, prior to acquiring a patent portfolio or launching an effective licensing program.

Purchase or Acquire the Rights to Patented Technologies

After evaluation, we may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  The original owner of the patent or patent rights will typically receive an upfront acquisition payment, or retain the right to a portion of the gross revenues generated from a patent portfolio’s licensing and enforcement program, or a combination of the two.

Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process, significant consideration is also given to the identification of potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program. We are seeking to hire individuals trained in commercialization and in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services. These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary. Ultimately, we will execute patent licensing arrangements with users of our patented technologies through licensing negotiations, without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

Intellectual Property and Patent Rights

Our intellectual property will primarily be comprised of trade secrets, patented know-how, issued and pending patents, copyrights and technological innovation.

We own a portfolio comprised of approximately four United States granted patents and one United States pending patent application.

We have included a list of our U.S. patents below.  Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

Number	Title	Issue Date	Filing Date	Earliest Priority Date
7,379,981	Wireless Communication Enabled Meter and Network	May 27, 2008	Jan. 2, 2002	Jan. 2, 2002
8,019,836	Wireless Communication Enabled Meter and Network	Sep. 13, 2011	Feb. 13, 2008	Jan. 2, 2002
7,990,133	Non-Intrusive Electric Alternating Current Sensor	Aug. 2, 2011	Apr. 6, 2009	Apr. 6, 2009
7,336,201	Remote Access Energy System and Method	Feb. 26, 2008	Jul. 8, 2005	Jul. 9, 2004

Competition

We expect to encounter significant competition in our new line of business from others seeking to commercialize and develop their intellectual property assets. Most of our competitors have much longer operating histories, and significantly greater financial and human resources, than we do. Entities such as Document Security Systems, Inc. (NYSE MKT: DSS), Vringo, Inc. (NYSE MKT:VRNG), VirnetX Holding Corp (NYSE MKT:VHC), Acacia Research Corporation (NASDAQ: ACTG), Allied Security Trust, Altitude Capital Partners, Augme Technologies Inc. (OTCBB:AUGT) Intellectual Ventures, Ocean Tomo, RPX Corporation (NASDAQ:RPXC), Rembrandt IP Management and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets. We expect others to enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to realize the value of our assets.

Patent Enforcement Litigation

We may often be required to engage in litigation to enforce our patents and patent rights. We may become a party to ongoing patent enforcement related litigation of certain of the patents or patented technologies owned or controlled by us.  Such litigation may become increasingly expensive and there is no assurance that we will prevail in such litigation or that we will possess or be able to secure the financing necessary to engage in such activities, or that such financing, if available, will be able to be secured on attractive terms.

Research and Development Activities

We have not spent any funds on research and development activities to date.

Environmental Law Compliance

It is the Company’s policy to conduct its operations in accordance with all applicable laws, regulations and other requirements. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that the Company may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on the Company’s consolidated annual results of operations, financial position or cash flows.

Employees

We currently have one full-time employee and no part-time employees. In the future, if our activities grow, we may hire personnel on an as-needed basis.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

The Company intends to focus its business on commercializing, developing and monetizing intellectual property, including through licensing and enforcement, when required. The Company may not be able to successfully monetize the patents, which it acquires and thus it may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that the Company will be able to successfully commercialize, acquire, develop or monetize the patent portfolios that it acquired from Mesh and Solid Solar or any patents it acquires in the future. The acquisition of the patents could fail to produce anticipated benefits, or could have other adverse effects that the Company does not currently foresee. Failure to successfully monetize these patent assets may have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company has, prior to the acquisition of the patent portfolio of Mesh and Solid Solar, been involved in businesses primarily involving home and workplace ergonomic consultancy. The Company not only has no operating history in executing its additional new business which includes, among other things, creating, commercializing, prosecuting, licensing, litigating or otherwise monetizing patent assets. The Company’s lack of operating history in this sector makes it difficult to evaluate its additional new business model and future prospects.

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

Upon acquisition of the patent portfolio from Mesh and Solid Solar and commencement of its new line of business, the Company may commence legal proceedings against certain companies, and the Company expects such litigation to be time-consuming and costly, which may adversely affect its financial condition and its ability to operate its business.

To license or otherwise monetize its patent assets, which may constitute a significant focus of the Company’s future activities, the Company may be required to commence legal proceedings against certain companies, pursuant to which the Company may allege that such companies infringe on one or more of the Company’s patents. The Company’s viability could be highly dependent on the outcome of this litigation, and there is a risk that the Company may be unable to achieve the results it desires from such litigation, which failure would harm the Company’s business to a great degree. In addition, the defendants in this litigation are likely to be much larger than the Company and have substantially more resources than the Company does, which could make the Company’s litigation efforts more difficult.

The Company anticipates that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, the Company may be forced to litigate against others to enforce or defend its intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which the Company is involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude the Company’s ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact the Company’s business. Additionally, the Company anticipates that its legal fees and other expenses will be material and will negatively impact the Company’s financial condition and results of operations and may result in its inability to continue its business.

The Company may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of the Company’s investments in such activities.

Part of the Company’s new business focus may include the internal development of new inventions or intellectual property that the Company will seek to monetize. However, this aspect of the Company’s business would likely require significant capital and would take time to achieve. There is also the risk that the Company’s initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of the Company’s investments in time and resources in such activities.

In addition, even if the Company is able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, the Company would need to develop and maintain, and it would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property the Company may develop principally including the following:

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

The Company cannot be certain that patents will be issued as a result of any future applications, or that any of the Company’s patents, once issued, will provide the Company with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, the Company cannot be certain that it will be the first to make its additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent the Company from commercializing the Company’s products or require the Company to obtain licenses requiring the payment of significant fees or royalties in order to enable the Company to conduct its business. As to those patents that the Company may license or otherwise monetize, the Company’s rights will depend on maintaining its obligations to the licensor under the applicable license agreement, and the Company may be unable to do so. The Company’s failure to obtain or maintain intellectual property rights for the Company’s inventions would lead to the loss of the Company’s investments in such activities, which would have a material and adverse effect on the Company.

Moreover, patent application delays could cause delays in recognizing revenue from the Company’s internally generated patents and could cause the Company to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

New legislation, regulations or court rulings related to enforcing patents could harm the Company’s new line of business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our new business model. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act recently became effective. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

On February 27, 2013, US Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill known as the SHIELD Act (“Saving High-tech Innovators from Egregious Legal Disputes”), seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendants costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on our business or financial condition.

On June 4, 2013, the Obama Administration issued executive actions and legislative recommendations. The legislative measures recommended by the Obama Administration include requiring patentees and patent applicants to disclose the “Real Party-in-Interest”, giving district courts more discretion to award attorney’s fees to the prevailing party, requiring public filing of demand letters such that they are accessible to the public, and protecting consumers against liability for a product being used off-the shelf and solely for its intended use.

The executive actions includes ordering the USPTO to make rules to require the disclosure of the Real Party-in-Interest by requiring patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO (e.g. specifying the “ultimate parent entity”) and requiring the USPTO to train its examiners to better scrutinize functional claims to prevent allowing overly broad claims.

On December 5, 2013, the United States House of Representatives passed patent reforms titled the “Innovation Act” by a vote of 325-91. However, the Senate is still considering the bill. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act as passed by the House has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act as passed by the House also includes fee-shifting provisions which provide that, unless the loser of a patent infringement litigation positions were objectively reasonable, such loser would have to pay the attorneys fees of the winner.

The Innovation Act also calls for discovery to be limited until after claim construction. The patent infringement plaintiff must also disclose anyone with a financial interest in either the asserted patent or the patentee and must disclose the ultimate parent entity. When a manufacturer and its customers are sued at the same time, the suit against the customer would be stayed as long as the customer agrees to be bound by the results of the case.

It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any of the proposals will become enacted as laws. Compliance with any new or existing laws or regulations could be difficult and expensive, affect the manner in which we conduct our business and negatively impact our business, prospects, financial condition and results of operations.

The Company’s acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect the Company’s operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to the Company’s business plan, are often time consuming, complex and costly to consummate. The Company may utilize many different transaction structures in its acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, the Company expects to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if the Company is able to acquire particular patent assets, there is no guarantee that the Company will generate sufficient revenue related to those patent assets to offset the acquisition costs. While the Company will seek to conduct confirmatory due diligence on the patent assets the Company is considering for acquisition, the Company may acquire patent assets from a seller who does not have proper title to those assets. In those cases, the Company may be required to spend significant resources to defend the Company’s interest in the patent assets and, if the Company is not successful, its acquisition may be invalid, in which case the Company could lose part or all of its investment in the assets.

The Company may also identify patent or other intellectual property assets that cost more than the Company is prepared to spend with its own capital resources. The Company may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for the Company. These higher costs could adversely affect the Company’s operating results, and if the Company incurs losses, the value of its securities will decline.

In addition, the Company may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which the Company’s licensees will adopt its patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies the Company acquires or develops will have value that it can monetize.

In certain acquisitions of patent assets, the Company may seek to defer payment or finance a portion of the acquisition price. This approach may put the Company at a competitive disadvantage and could result in harm to the Company’s business.

The Company has limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where the Company can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, the Company might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than the Company has. In addition, any failure to satisfy the Company’s debt repayment obligations may result in adverse consequences to its operating results.

Any failure to maintain or protect the Company’s patent assets or other intellectual property rights could significantly impair its return on investment from such assets and harm the Company’s brand, its business and its operating results.

The Company’s ability to operate its new line of business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of the Company’s acquired patent assets and other intellectual property. To protect the Company’s proprietary rights, the Company will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with its employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures the Company undertakes to protect and maintain its assets will have any measure of success.

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

The Company’s ability to compete depends in part upon the strength of the Company’s proprietary rights that it owns as a result of acquisition of the patent portfolios from Mesh and Solid Solar or may hereafter acquire in its technologies, brands and content. The Company intends to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect its intellectual property and proprietary rights. The efforts the Company takes to protect its intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of its intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which the Company’s services are made available. There may be instances where the Company is not able to fully protect or utilize its intellectual property in a manner that maximizes competitive advantage. If the Company is unable to protect its intellectual property and proprietary rights from unauthorized use, the value of the Company’s products may be reduced, which could negatively impact the Company’s new business. The Company’s inability to obtain appropriate protections for its intellectual property may also allow competitors to enter the Company’s markets and produce or sell the same or similar products. In addition, protecting the Company’s intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if the Company is otherwise unable to protect its intellectual property and proprietary rights, the Company’s business and financial results could be adversely affected.

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

We are subject to the information and reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of October 31, 2013, management identified significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2014 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments; and
•	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

We have not paid cash dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a very limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

We anticipate having our common stock continue to be quoted for trading on the OTC Bulletin Board; however, we cannot be sure that such quotations will continue. As soon as is practicable, we anticipate applying for listing of our common stock on the NYSE MKT or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our articles of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our board of directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

ITEM 2. PROPERTIES.

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

Following is a summary of our litigation efforts:

We, through our wholly-owned subsidiary, Endeavor Energy, Inc. (“Endeavor Energy”), filed a patent infringement lawsuit against Tucson Electric Power Company in the United States District Court of Arizona, Case No. 4:13-CV-2396-TUC-RCC. Endeavor Energy is asserting claims of patent infringement related to U.S. Patent No. 7,366,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ‘201 patent.

Endeavor Energy also brought a patent infringement lawsuit against Con Edison Solutions, Inc. in the United States District Court for the Southern District of New York. The case was filed in the United States District Court for the Southern District of New York (13 CV 6528). Endeavor Energy, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,336,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ’201 patent.

Our wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”) filed patent infringement lawsuits against two defendants in the United States District Court for the District of Delaware. The two defendants are Itron, Inc. and Elster Solutions, LLC, Case Nos. 1:13-cv-01343-and 1:13-cv-01344, respectively. Endeavor MeshTech, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.” The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent.

Endeavor MeshTech also filed patent infringement lawsuits against two additional defendants in the United States District Court for the District of Delaware.  The two defendants are Aclara Technologies, Inc. and Sensus USA, Inc., 1-13-cv-01618 and 1-13-cv-01627, respectively.  Endeavor MeshTech is asserting claims of patent infringement related to U.S. Patent No.  7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.”  The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent.

ITEM 4. MINE SAFETY DISCLOSURES.

Note applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is currently quoted on the OTC Bulletin Board under the symbol “ENIP.” Our common stock has been quoted on the OTC Bulletin Board since July 20, 2011. Because we are quoted on the OTC Bulletin Board, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High	Low
Fiscal 2013
First Quarter	$0.20	$0.20
Second Quarter	0.20	0.20
Third Quarter	0.20	0.43
Fourth Quarter	0.20	0.43

Fiscal 2012
First Quarter	$0.05	$0.02
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	0.20	0.10

Holders

As of February 12, 2014, there are 20 record holders of 43,970,062 shares of our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On May 13, 2013, the Board of Directors approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 28 million shares of common stock are issuable pursuant to awards under the 2013 Plan. Unless earlier terminated by the Board, the 2013 Plan shall terminate at the close of business on May 13, 2023.

The following table sets forth information regarding the 2013 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,664,881	$0.69	24,029,342
Equity compensation plans not approved by security holders	0	0	0
Total	2,664,881	$0.69	24,029,342

Recent Sales of Unregistered Securities

Except as discussed below, the sales of unregistered securities of the Company during the year ended October 31, 2013 have been previously reported in its current report on Form 8-K.

On August 20, 2013, the Company issued 133,336 shares of common stock to Cameron Gray, its former officer and director, for his services rendered to the Company.

On November 1, 2013, the Company entered into an investor relations consulting agreement with Hayden IR and Stratcon Partners (“HIR”) pursuant to which HIR is entitled to a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock in consideration for their services.  On December 24, 2013, the Company issued HIR 50,000 shares of common stock which had vested pursuant to the consulting agreement.

The foregoing issuance of shares of common stock of the Company was in reliance on the exemption from registration afforded by Section 4(a)(2) of  the Securities Act of 1933, as amended and/or Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This report contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this section are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this report.

Overview

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  On June 14, 2012, we disposed of our wholly-owned subsidiary, Finishing Touches Home Goods, Inc. (Canada) (“FTHG Canada”) for nominal consideration.  This subsidiary did not conduct any material operations prior to its disposition. The disposition followed a determination by management that it would be in the best interest of the Company to enter other business opportunities. On May 13, 2013, we acquired certain patent portfolio from Solid Solar and Mesh and are solely in the business of the commercialization and development of intellectual property assets.  Our activities generally include the acquisition and development of patents through internal or external research and development, and the monetization of those patents.

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of Endeavour, and have been presented to give retroactive effect to the discontinuance of the UK subsidiary, Endeavour Principle Capital Limited (“Endeavor UK”) and FTHG Canada.  All significant intercompany balances and transactions have been eliminated on consolidation.

Results of discontinued operations for Endeavor UK and FTHG Candada for the years ended October 31, 2013 and 2012 were as follows:

	For the Year Ended	For the Year Ended
	October 31, 2013	October 31, 2012

Loss from operation of discontinued operations, net of tax	$(44,453)	$(201,290)
Gain on disposal of discontinued operations, net of tax		2,508
Loss from discontinued operations, net of tax	$(44,453)	$(198,782)

Year ended October 31, 2013 compared to year ended October 31, 2012

Revenue

During the year ended October 31, 2013, we generated revenue of $100,000, an increase of $76,500 or 326% from $23,500 during the year ended October 31, 2012, as the Company changed its business model from historically providing consulting services, installation and sales of accessibility and safety products to currently being engaged in the development and monetization of patents in the United States.

Cost of Revenue

During the year ended October 31, 2013, we incurred $60,000 in costs for generating revenue which related to legal activities pertaining to patent enforcement, an increase of $60,000 or 100.00% compared to $0 in the year ended October 31, 2012.

Operating Expenses

During the year ended October 31, 2013, we incurred legal, accounting and auditors’ fees of $319,535, an increase of $235,314 or 279% compared to $84,221 in the year ended October 31, 2012. The increase was due to additional professional services engaged by us in the year ended October 31, 2013 due to increased level of activities in connection with acquisition of assets, change of business and management.

During the year ended October 31, 2013, we incurred officer salary and wages of $81,499, a decrease of $106,915 or 57% from $188,414 during the year ended October 31, 2012. The decrease is a result of lower compensation paid to the officers.

During the year ended October 31, 2013, we incurred management, consulting and director fees of $137,432, an increase of $137,432 or 100% from $0 during the year ended October 31, 2012. The changes resulted from consulting agreements entered into pertaining to patents acquired and directors hired.

Other Expenses

During the year ended October 31, 2013, we incurred interest expense of $165,503 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2012 and 2013.  An increase of $141,130 or 579% from $24,373 during the year ended October 31, 2012.   The increase is mainly attributable to the issuance of a $1,500,000 promissory note in May 2013 with an interest rate of 12%.

Net Loss

For the year ended October 31, 2013, we incurred a net loss of $818,247, an increase of $493,479 from the prior year.  Our operating loss in 2013 was $773,794 as compared to $125,986 in 2012.

Liquidity and Capital Resources

As of October 31, 2013 and 2012, we had cash balances of $297,507 and $106,321, respectively.  As of October 31, 2013, we had working capital deficit of $1,921,437, an increase of $1,605,879 or 509% compared to working capital deficit of $315,558 at October 31, 2012.   The significant increase is a result of increased accrued interest and increased capital used in operations.

Net cash used in operating activities for the year ended October 31, 2013 was $405,233, an increase of $65,273 or 19% compared with net cash used in operating activities of $339,960 for the year ended October 31, 2012.  The increase in net cash used in operations was due to an increase in accrued interest and operating costs.

Net cash used in investing activities for the year ended October 31, 2013 was $900,000, an increase of $899,979 or 4,285,614% compared with net cash used in investing activities of $21 for the year ended October 31, 2012.  The increase in net cash used in investing activities was due to the acquisition of patents totaling $900,000.

Net cash provided by financing activities for the year ended October 31, 2013 was $1,500,100, an increase of $1,076,640 or 254% compared with net cash provided by financing activities of $423,460 for the year ended October 31, 2012.  The increase in net cash provided by financing activities was due to the issuance of the $1,500,000 promissory note.

We must raise additional funds or increase revenues from licensing our patents in order to fund our continuing operations. We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our securities or through the issuance of debt securities, or loans from our directors or financial institutions our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Due to the "start up" nature of our business, we expect to incur losses as we expand and explore new strategies and business opportunities. To date, our cash flow requirements have been primarily met by equity and debt financing as well as minimal revenues from licensing efforts. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient profits or unable to obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements during the initial stages of our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Going Concern

The audited consolidated financial statements for the year ended October 31, 2013, included in this Annual Report, have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities and commitments in the normal course of business. We have generated $100,000 in revenues during the year ended October 31, 2013 and have never paid any dividends and are unlikely to pay dividends or generate substantial earnings in the immediate or foreseeable future. Our continuation as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary financing to achieve our operating objectives, and the attainment of profitable operations. As at October 31, 2013, we have accumulated losses of $1,204,049 since inception. As we do not have sufficient funds for our planned or new operations, we will need to raise additional funds for operations.

Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual consolidated financial statements for the year ended October 31, 2013, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity or convertible debt securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Future Financings

We anticipate that additional funding will be required in the form of debt and/or equity financing. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or debts to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity and/or debt financing.

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENDEAVOR IP, INC. AND SUBSIDIARIES (F/K/A FINISHING TOUCHES HOME GOODS, INC.) (DEVELOPMENT STAGE COMPANY) Index to the Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm - KBL, LLP	F-2

Report of Independent Registered Public Accounting Firm - Li and Company, PC	F-3

Consolidated Balance Sheets at October 31, 2013 and 2012	F-4

Consolidated Statements of Operations and Comprehensive (Loss) for the Year Ended October 31, 2013 and 2012	F-5

Consolidated Statement of Stockholders’ Deficit for the Year Ended October 31, 2013 and 2012	F-6

Consolidated Statements of Cash Flows for the Year Ended October 31, 2013 and 2012	F-7

Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Endeavor IP, Inc.
New York, NY

We have audited the accompanying consolidated balance sheet of Endeavor IP, Inc. (formerly Finishing Touches Home Goods Inc.) (the “Company”) as of October 31, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended October 31, 2013 and for the statement of operations, changes in stockholders’ deficit and cash flows for the period May 13, 2013 through October 31, 2013 (Development Stage). These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Endeavor IP, Inc. (formerly Finishing Touches Home Goods Inc.) as of October 31, 2013, and the results of its consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended October 31, 2013 and for the statement of operations, changes in stockholders’ deficit and cash flows for the period May 13, 2013 through October 31, 2013 (Development Stage) in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company is in the development stage and has incurred substantial losses as a result of this. The lack of profitable operations raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBL, LLP
New York, NY
February 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Endeavor IP, Inc.
(Formerly Finishing Touch Home Goods, Inc.)

We have audited the accompanying consolidated balance sheets of Endeavor IP, Inc. (formerly Finishing Touches Home Goods Inc.) (the “Company”) as of October 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements as of October 31, 2012 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended, the Company had an accumulated deficit at October 31, 2012 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 29, 2013

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2013	October 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$297,507	$106,321
Prepaid expenses	6,500	-
Assets from discontinued operations	1,054	30,318
Total Current Assets	305,061	136,639

Intangibles	840,747	-

Total Assets	$1,145,808	$136,639

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$90,217	$4,591
Notes payable	1,900,000	400,000
Payroll tax payable	3,578	-
Accured compensation - officers	40,000	-
Accrued interest	191,146	24,373
Liabilities from discontinued operations	1,557	23,233
Total Current Liabilities	2,226,498	452,197

STOCKHOLDERS' DEFICIT:

Preferred Stock, $0.0001 par value, 25,000,00 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 42,847,621 and 126,000,000 shares issued and outstanding	4,285	12,600
Additional paid-in capital	139,630	60,362
Accumulated deficit prior to the development stage	(622,203)	(385,802)
Deficit accumulated during the development stage	(581,846)	-
Accumulated other comprehensive (loss):	(5,801)	(2,718)
Deferred compensation	(14,755)	-

Total Stockholders' Deficit	(1,080,690)	(315,558)

Total Liabilities and Stockholders' Deficit	$1,145,808	$136,639

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended	For the Year Ended	Period from May 13, 2013 (Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013

Revenues	$100,000	$23,500	$100,000

Cost of Revenues	60,000	-	60,000

GROSS PROFIT	40,000	23,500	40,000

GENERAL AND ADMINISTRATIVE EXPENSES	637,846	124,583	489,741

(LOSS) FROM OPERATIONS	(597,846)	(101,083)	(449,741)

OTHER GAIN (EXPENSE):
Loss on settlement of AP	(15,477)	-	(15,477)
Interest expense	(165,503)	(24,373)	(129,605)
Foreign currency transaction gain	5,032	(530)	15,626

Total other expense	(175,948)	(24,903)	(129,456)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(773,794)	(125,986)	(579,197)

INCOME TAX PROVISION	-	-	-

LOSS FROM CONTINUING OPERATIONS	(773,794)	(125,986)	(579,197)

DISCONTINUED OPERATIONS
Gain on disposition of discountinued operations, net of taxes	-	2,508	-
Loss from operation of discontinued operations, net of tax	(44,453)	(201,290)	(2,649)
LOSS FROM DISCONTINUED OPERATIONS	(44,453)	(198,782)	(2,649)

NET LOSS	(818,247)	(324,768)	(581,846)

OTHER COMPREHENSIVE (LOSS):
Foreign currency translation gain (loss)	(3,083)	(2,718)	-

COMPREHENSIVE INCOME (LOSS)	$(821,330)	$(327,486)	$(581,846)

NET (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	$(0.00)	$(0.00)
Total net income (loss) per common share	$(0.01)	$(0.00)

	86,916,117	126,000,000

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

	Preferred Stock		Common stock, $0.0001 Par Value		Additional Paid-in Capital	Accumulated Deficit prior to the development stage	Accumulated Deficit during the development stage	Accumulated other compre-hensive Income (Loss)	Deferred compen-sation	Total Stock-holders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount
Balance, October 31, 2011	-	$-	126,000,000	$12,600	$23,400	$(61,034)	$-	$-	$-	$(25,034)

Forgiveness of advances from former stockholder and accrued compensation - officers					36,962					36,962

Other comprehensive income (loss)
Foreign currency translation gain (loss)								(2,718)		(2,718)

Net loss						(324,768)				(324,768)

Balance, October 31, 2012	-	-	126,000,000	12,600	60,362	(385,802)	-	(2,718)	-	(315,558)

Capital contribution - related party					100					100

Loss prior to the development stage (November 1, 2012 through May 12, 2013)						(236,401)				(236,401)

Commencement of development stage - May 13, 2013:

Cancellation of shares - former related party			(84,000,000)	(8,400)	8,390					(10)

Shares issued in connection with acquisition of intellectual property ($0.0001/share)			666,666	67						67

Stock issued for services - related party ($0.20/share)			133,336	13	27,227				(27,240)	-

Settlement of accounts payable - ($0.85/share)			47,619	5	40,472					40,477

Options granted for services rendered - former related party			-	-	1,235					1,235

Options granted for services rendered - officer			-	-	922					922

Options granted for services rendered			-	-	922					922

Recognition of deferred compensation - related party									12,485	12,485

Other comprehensive income (loss)
Foreign currency translation gain (loss)								(3,083)		(3,083)

Loss during the development stage (May 13, 2013 through October 31, 2013)							(581,846)			(581,846)

Balance, October 31, 2013	-	$-	42,847,621	$4,285	$139,630	$(622,203)	$(581,846)	$(5,801)	$(14,755)	$(1,080,690)

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	For the Year	For the Year	May 13, 2013
	Ended	Ended	(Inception) to
	October 31, 2013	October 31, 2012	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(773,794)	$(125,986)	$(579,197)
Loss from discontinued operations	(44,453)	(198,782)	(2,649)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	214	-
Gain on disposition of subsidiary	-	(2,508)	-
Stock based compensation	15,564	-	15,564
Loss on settlement of accounts payable	15,477	-	15,477
Amortization of intangible assets	59,321	-	59,321
Changes in operating assets and liabilities
Assets of discontinued operations	29,264	(30,318)	-
Liabilities of discontinued operations	(21,075)	23,233	-
Prepaid expenses	(6,500)	3,120	(6,500)
Accounts receivable	-	(35,010)	-
Other assets	-
VAT tax receivable	-		-
Accounts payable and accrued expenses	110,612	24,373	31,105
Accrued interest	166,773	-	130,875
Accrued expenses - related party	43,578	1,704	43,578

NET CASH USED IN OPERATING ACTIVITIES	(405,233)	(339,960)	(292,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	(900,000)	-	(900,000)
Cash paid in disposal of discontinued operations	-	(21)	-

NET CASH USED IN INVESTING ACTIVITIES	(900,000)	(21)	(900,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from note payable	1,500,000	400,000	1,500,000
Capital contribution - related party	100	-	-
Advances from stockholder	-	23,460	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,500,100	423,460	1,500,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,681)	(2,718)	(11,676)

NET CHANGE IN CASH	191,186	80,761	295,898

Cash at beginning of period	106,321	25,560	1,609

Cash at end of period	$297,507	$106,321	$297,507

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$11,304	$-
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$25,658	$-
Stock issued to settle accounts payable	$25,000	$-	$25,000
Cancellation of shares - former related party	$8,400	$-	$8,400
Shares issued in connection with patents acquired	$67	$-	$67
Deferred compensation	$27,240	$-	$27,240

See accompanying notes to the consolidated financial statements.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations," respectively in the accompanying consolidated balance sheets at October 31, 2013 and October 31, 2012 and consists of the following:

	October 31, 2013	October 31, 2012

Assets of discontinued operations:
Cash	$-	$30,318
Other assets	$1,054	$-
Total assets of discontinued operations	$1,054	$30,318

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$1,557	$23,233
Total liabilities of discontinued operations	$1,557	$23,233

The summarized statements of operations for Endeavor UK is as follows:
	Year Ended		Period from May 13, 2013 (Inception) to October 31, 2013
	October 31, 2013	October 31, 2012

Loss from discontinued operations	$(44,453)	$(201,290)	$(2,649)

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Formation of Subsidiaries to Acquire Intellectual Property

On May 6, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Endeavor MeshTech, Inc., (“MeshTech”).  The Company owns the patents acquired in connection with the business acquisition of Mesh Comm, LLC.

On July 8, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Endeavor Energy, Inc., (“Endeavor Energy”).  The Company owns the patents acquired from Solid Solar Energy, Inc.  See note 4.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation and Corporate Structure

The accompanying consolidated financial statements include the accounts of Endeavor IP, Inc. and its wholly-owned subsidiaries. All significant intracompany balances and transactions have been eliminated in consolidation.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation (Date of Disposition, if Applicable)	Attributable Interest

FTHG Canada	Canada	May 10, 2010	100%
		(June 14, 2012)	0%

Endeavour UK	United Kingdom	January 13, 2012	100%
		(May 13, 2013)	*

Endeavor MeshTech, Inc	Delaware	May 6, 2013	100%

Endeavor Energy, Inc	Delaware	July 8, 2013	100%

*This entity is reflected as a discontinued operation as of May 13, 2013

Development Stage

The Company’s financial statements are presented as those of a development stage company. Activities during the development stage primarily include organizing the business, raising capital and acquiring additional intellectual property.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at October 31, 2013 and October 31, 2012, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable based on billing for the revenue earned from their patent enforcement activities.

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At October 31, 2013 and October 31, 2012, there was no allowance for bad debt.

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

Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception and were all from a single claim.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Cost of Revenues

Cost of revenue mainly includes expenses incurred in connection with the Company’s patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses.

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

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at October 31, 2013 or 2012.

The Company had no material adjustments to its financial statements for unrecognized income tax benefits at October 31, 2013 or 2012.

The Company has not yet filed its corporation income tax return for the period ended October 31, 2013 and 2012.  The statute of limitations for the return will begin when the return is filed.
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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

The Company had the following potential common stock equivalents at October 31, 2013:

Stock options, exercise price ($0.75) – former related party	500,000
Stock options, exercise price ($0.75)	10,000
Stock options, exercise price ($0.75) – related party	10,000
Total common stock equivalents	520,000

Since the Company reflected a net loss in 2013, the inclusion of any common stock equivalents would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

On September 3, 2013, the Company executed a 14 for 1 forward stock split. All share and per share amounts have been retroactively restated to the earliest period presented.

The Company did not have any common stock equivalents at October 31, 2012.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

The Company's financial instruments consisted primarily of cash, accounts payable and debt. The carrying amount of the Company's financial instrument generally approximates its fair value as of October 31, 2013 and 2012, respectively, due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. There have been no impairments recorded during the year ended October 31, 2013 and 2012, respectively.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Reclassifications

To conform prior period amounts to current year classifications, the Company has reclassified assets, liabilities, revenues and expenses associated with the disposal of Endeavor UK to discontinued operations. These reclassifications had no impact on the Company’s previously reported financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

During July 2013, the FASB issued an Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”)”.  The objective of ASU 2013-11 is to clarify the financial presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU 2013-11 is effective for fiscal years, and interim periods within those years beginning after December 15, 2013.  The Company does not expect that the adoption of ASU 2013-11 will have a significant impact on the presentation of its financial statements.

Note 3 Commitments and Contingencies

Commitments

Consulting Agreements

Effective May 13, 2013, the Company entered into a 2 year consulting agreement with the manager of Mesh; this individual will assist with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual will be paid $7,000 per month. The agreement is subject to cancellation.

In connection with consulting services performed, the Company agreed to issue 100,000 shares of the Company’s common stock which shall be earned in full on the date that the Company’s annual report on form 10-K for the year ended October 31, 2013 will be filed.

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

Following is a summary of our litigation efforts:

We, through our wholly-owned subsidiary, Endeavor Energy, Inc. (“Endeavor Energy”), filed a patent infringement lawsuit against Tucson Electric Power Company in the United States District Court of Arizona, Case No. 4:13-CV-2396-TUC-RCC. Endeavor Energy is asserting claims of patent infringement related to U.S. Patent No. 7,366,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ‘201 patent.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Endeavor Energy also brought a patent infringement lawsuit against Con Edison Solutions, Inc. in the United States District Court for the Southern District of New York. The case was filed in the United States District Court for the Southern District of New York (13 CV 6528). Endeavor Energy, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,336,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ’201 patent.

Our wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”) filed patent infringement lawsuits against two defendants in the United States District Court for the District of Delaware. The two defendants are Itron, Inc. and Elster Solutions, LLC, Case Nos. 1:13-cv-01343-and 1:13-cv-01344, respectively. Endeavor MeshTech, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.” The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent.

Endeavor MeshTech also filed patent infringement lawsuits against two additional defendants in the United States District Court for the District of Delaware.  The two defendants are Aclara Technologies, Inc. and Sensus USA, Inc., 1-13-cv-01618 and 1-13-cv-01627, respectively.  Endeavor MeshTech is asserting claims of patent infringement related to U.S. Patent No.  7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.”  The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent.

Note 4 Acquisition

On May 13, 2013, the Company, through its wholly owned subsidiary IP Acquisition Sub I, Inc. purchased certain intellectual property rights from Mesh under the terms of a patent purchase agreement.

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

For the year ended October 31, 2013, the Company paid $10,000 in royalties, which is recorded as a component of cost of revenues.

The acquisition of these assets, deemed to be a business, resulted in a business combination under ASC No. 805 “Business Combinations” , and the recording of intangible assets (patent portfolios).

The following table summarizes the purchase consideration for the Mesh acquisition:

Consideration

Cash	$800,000
Fair value of total consideration transferred	$800,000

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

	Actual	Pro Forma	Pro Forma
	May 13, 2013 to	November 1, 2012 to	November 1, 2011 to
	October 31, 2013	May 12, 2013	October 31, 2012

Revenues
Finishing Touches (now Endeavor, IP, Inc.)(Consolidated)	100,000	-	23,500
Mesh Comm, LLC	-	-	-
Total Revenues	100,000	-	23,500

Earnings (Loss)
Finishing Touches (now Endeavor, IP, Inc.)	(581,846)	(236,401)	(324,768)
Mesh Comm, LLC	-	(1,805)	(11,128)
Total Earnings (Loss)	(581,846)	(238,206)	(335,896)

Note 5 Intangible Assets

On May 13, 2013, the Company, through its wholly owned subsidiary IP Acquisition Sub II, Inc. purchased certain intellectual property rights from Solid Solar, n/k/a Spiral Energy Tech, Inc. under the terms of a patent purchase agreement.

In connection with this purchase of patents held by Spiral Energy Tech, Inc., the Company paid $100,000 in cash and issued 666,666 shares of common stock, having a fair value of $67 ($0.0001/share), for total consideration of $100,067.  The purchase of these patents was treated as an asset purchase, and not deemed to be the acquisition of a business.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Intangible assets were comprised of the following at October 31, 2013:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges		Net
Patent #1	7	$800,000	$(55,748)	$	(-)	$744,252
Patent #2	16	$50,034	$(1,473)	$	(-)	$48,561
Patent #3	11	$50,034	$(2,100)	$	(-)	$47,934
Total		$900,068	$(59,321)	$	(-)	$840,747

Amortization expense related to the intangibles with finite lives totaled $59,321 for the year ended October 31, 2013 and was included in general and administrative expenses in the consolidated statement of operations.

At October 31, 2013, future amortization of intangible assets is as follows:

Year Ending October 31
2014	$126,616
2015	126,616
2016	126,963
2017	126,616
2018	126,616
Thereafter	207,320
$840,747

Actual amortization expense in future periods could differ from these estimates as a result of future acquisitions, divestitures, impairments and other factors.

Note 6 Debt

Prior to October 31, 2012, the Company executed notes for $400,000.

These notes had the following terms:

●	Maturity date is due on demand;

●	Interest rate is 16%; and

●	The loan was unsecured.

In May 2013, the Company executed a note for $1,500,000.

This note had the following terms:

●	Maturity date is October 2014;

●	Interest rate is 12%;

●	Default interest rate is 18%; and

●	The loan was unsecured.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

The balance of the notes are reflected as current liabilities for the years ended October 31, 2013 and 2012.

Interest expense for the years ended October 31, 2013 and 2012 totaled $165,503 and $24,373, respectively.

Accrued interest as of October 31, 2013 and 2012 totaled $191,146 and $24,373, respectively.

Note 7 Stockholders’ Equity (Deficit)

(A) Common Stock

During the year ended October 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – related party – (May 2013) (1)	133,336	$27,240	$0.20
Settlement of payables (October 2013) (3)	47,619	$40,477	$0.85
Acquisition of patents (May 2013) (2)	666,666	$67	$0.0001
Total	847,621	$67,784

The fair value of all stock issued above was based upon the agreed upon value per share on the day of issuance, which represented the best evidence of fair value.

(1)
Shares vest one year from issuance.  For the year ended October 31, 2013, the Company recognized $12,485 in compensation expense which is included in general and administrative expenses. The remaining balance of deferred compensation of $14,755 will be amortized over the vesting period.

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

(3)	In October 2013, the Company settled $25,000 of accounts payable for 47,619 valued at $40,477 ($0.85). The fair value of this stock award was based upon the quoted closing trading price.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

(B) Stock Options

The Company applied fair value accounting for all share based payments awards.  The fair value of each option granted is estimated on the date of grant using the BSPM.

The assumptions used for options granted during the year ended October 31, 2013 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69% %
Risk free interest rate	0.08% - 0.61%
Expected life of option	2 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2012	-	$			$-
Granted	520,000		0.75	2	-
Exercised	-				-
Cancelled/Modified	-				-
Balance – October 31, 2013 – outstanding	520,000		0.75	1.54	-
Balance – October 31, 2013 – exercisable	520,000		$0.75	1.54	$-

Outstanding options held related party – October 31, 2013	10,000		$0.75	1.76	$-
Exercisable options held by related party – October 31, 2013	10,000		$0.75	1.76	$-
Outstanding options held by former related party – October 31, 2013	500,000		$0.75	1.53	$-
Exercisable options held by former related party – October 31, 2013	500,000		$0.75	1.53	$-

The following is a summary of the Company’s stock options granted during the year ended October 31, 2013:

	Options	Value	Purpose for Grant
Grant to former related party	500,000	$1,235	Services rendered
Grant to related party	10,000	$922	Services rendered
Grant to consultant	10,000	$922	Services rendered

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

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

In August 2013, the Company issued 10,000 fully vested stock options to its former Chief Executive Officer. The options are exercisable at $0.75 per share for a period of 2 years.

 In August 2013, the Company issued 10,000 fully vested stock options to a consultant. The options are exercisable at $0.75 per share for a period of 2 years.

Note 8 Going Concern

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with minimal operations, used cash in operations of $405,233 and has a net loss for the year ended October 31, 2013 of $818,247. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Note 9 Income Tax Provision

ENDEAVOR IP

Deferred Tax Assets

At October 31, 2013, ENDEAVOR IP had net operating loss (“NOL”) carry–forwards for Federal and state income tax purposes of approximately $918,000 that may be offset against future taxable income through 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because ENDEAVOR IP believes that the realization of ENDEAVOR IP’s net deferred tax assets of approximately $376,000 were not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  ENDEAVOR IP has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $307,700 and $47,500 for the fiscal year ended October 31, 2013 and 2012, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:
	October 31, 2013	October 31, 2012
Net deferred tax assets:
Stock Compensation	$11,000	$0
Intangibles	$11,000	$0
Expected income tax benefit from NOL carry-forwards	$354,000	$68,300

Less valuation allowance	(376,000)	(68,300)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended October 31, 2013	For the fiscal year ended October 31, 2012
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

   Corporation Income Tax Returns Reminaing subject to IRS Audits

ENDEAVOR IP's corporation income tax returns for the fiscal year ended October 31, 2010 and 2011 were filed on December 12, 2011 and December 15, 2011, respectively.  ENDEAVOR IP has not yet filed its corporation income tax return for the fiscal year ended October 31, 2012. Both the 2009 and 2010 corporation income tax returns will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they were filed. The 2011 corporate income tax return will remain subject to audit until three (3) years after the date of filing.

ENDEAVOUR UK

United Kingdom Income Tax

Endeavour Principle Capital Limited is registered and operates in the United Kingdom and is subject to UK tax law.  Endeavour’s statutory income tax rate is 20% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended October 31, 2013 and 2012.

Deferred Tax Assets

At October 31, 2013, Endeavour had net operating loss (“NOL”) carry–forwards for UK income tax purposes of $229,000 that may be offset against future taxable income.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because ENDEAVOR IP believes that the realization of ENDEAVOR UK’s net deferred tax assets of approximately $46,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  ENDEAVOR IP has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $9,015 for the period ended October 31, 2013.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	October 31, 2013	October 31, 2012
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$46,000	$36,985
Less valuation allowance	(46,000)	(36,985)
Deferred tax assets, net of valuation allowance	$-	$-

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:
For the fiscal year ended October 31, 2013
Federal statutory income tax rate	20.0%
Change in valuation allowance	(20.0)
Effective income tax rate	0.0%

Corporation Income Tax Returns Remaining subject to Audits

Endeavour has not yet filed its corporation income tax return for the period ended October 31, 2012. The statute of limitations for the return will begin when the return is filed.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
October 31, 2013 and 2012

Note 10 Subsequent Events

On November of 2013, the Company entered into a placement agent agreement which notes a placement agent fee equal to 10% of the aggregate purchase price paid by each investor introduced, directly or indirectly by the finder.  In addition, the Company agreed to pay up to $15,000 in additional expenses to the placement agent.

On November of 2013, the Company entered into a 12 months investor relations consulting agreement which notes a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock of which 50,000 which vest on the date of issuance, 25,000 on the 121st day and the remainder on the 180th day.

On December 24, 2013, the Board of Directors of the Company appointed Franciscus Diaba as a director of the Company.  In connection with the appointment, Mr. Diaba will receive monthly compensation of $1,000 and a one time share issuance of 50,000 shares of the Company’s common stock which vests 6 months from the date of grant. As of the date of this filing, these shares have yet to be issued.

In January of 2014, the Board of Directors changed the monthly compensation of Andrew Uribe, a director, from $750 to $1,000.  In addition, Mr. Uribe was granted a one time share issuance of 50,000 shares of the Company’s common stock which vests 6 months from the date of grant. As of the date of this filing, these shares have yet to be issued.

On January 3, 2014, Cameron Gray resigned from his positions as Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director of the Company. Upon Mr. Gray’s resignation, Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Ravinder received the following in connection with his position:

•	Base salary of $125,000 with a $12,500 signing bonus
•
Option to purchase 2,144,881 common shares exercisable at $0.69 per share.  The options expire on January 2, 2019 and vest at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

•	1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

On January 16, 2014, the Company entered into a virtual office lease agreement for a period of one year which required an initial payment of $307 and monthly payments of $129.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Mr. Ravinder Dhat, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Mr. Dhat concluded that as of and for the year ended October 31, 2013, our disclosure controls and procedures are not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

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

Management, including our principal executive officer Mr. Dhat, who is also our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended October 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Dhat concluded that, as of and for the year ended October 31, 2013, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended October 31, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Ravinder Dhat	37	January 3, 2014	Chief Executive Officer and Chairman of the Board
Andrew Uribe	57	May 13, 2013	Director
Franciscus Diaba	41	December 24, 2013	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of Officers and Directors

The following is a brief account of the education and business experience during at least the past five years of our officers and directors, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ravinder Dhat – Chief Executive Officer and Chairman of the Board

Mr. Dhat, 37, was Vice President of Business Development at Tessera Intellectual Property Corporation where he co-led the business development team responsible for developing and executing on Tessera’s IP growth strategy from 2011 to 2013. Prior to joining Tessera, Mr. Dhat spent 11 years at Rambus Inc. in various technical and marketing management roles across multiple business units. Mr. Dhat has approximately 15 years of experience in intellectual property related business development, strategic marketing management, new product planning, technical sales, and system engineering for consumer and semiconductor IP and was chosen as a director of the Company based on the foregoing experience. Mr. Dhat holds a BSEE degree from the University of Victoria and an MBA from the Wharton School of Business.

Andrew Uribe – Director

Mr. Uribe, 57, has served as the President and Director of Emy’s Salsa AJI Distribution Company, Inc. since July 2006.  Mr. Uribe has served as the President of Calima Group LLC since September 1999.  Mr. Uribe served as the sole officer and director of Southridge Technology Group, Inc. (OTCBB: SOUT) from April 13, 2007 through July 13, 2007.  Southridge Technology Group, Inc. provides customized computing and communications services and solutions for small to medium-sized businesses.    Mr. Uribe has served as a Spanish language interpreter for the Johns Hopkins Medical Center since 2003 was an adjunct instructor in clinical forensics at Anne Arundel Community College in 2003.  From March 2000 until December 2004, Mr. Uribe was a chemist for the U.S. Department of Defense. Mr. Uribe has in the past been involved in the development and marketing of point-of-care testing for HIV antibodies for use in underdeveloped countries as a screening tool for early diagnosis.  Mr. Uribe served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of American Strategic Minerals Corporation from December 2011 to January 2012. Mr. Uribe was chosen as a director of the Company based on his experience and knowledge of public company operations.

Franciscus Diaba – Director

Mr. Diaba, 41, currently practices Intellectual Property law in New York, New York.  He was the President, Secretary, Treasurer and Chairman of the Board of North South Holdings, Inc. from November 2012 to May 2013. Mr. Diaba was an Intellectual Property attorney at Kramer Levin Naftalis & Frankel LLP from 2009 to 2012. Mr. Diaba holds a B.S. in Mechanical Engineering from the State University of New York at Buffalo, and a Juris Doctor degree from Franklin Pierce Law Center (University of New Hampshire School of Law). Among other qualifications, Mr. Diaba brings to the Board years of experience counseling clients on IP portfolio development and monetizing IP assets, including as trial counsel.

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

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees the Company, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

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

The Board currently acts as our audit committee. Since we are still a developing company, the Board of Directors is still in the process of finding an “audit committee financial expert” as defined in Regulation S-K.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons has been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended October 31, 2013, we believe that all applicable Section 16(a) filing requirements were met on a timely basis except that each of Mr. Uribe and Mr. Gray was late in filing his respective Form 3.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended October 31, 2013 and 2012 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)		($)	($)	($)	($)	($)

Cameron Gray (1) Former CEO, CFO, Treasurer, Secretary, Director	2013	80,000	0	27,240	922	0	0	0	0	108,162
	2012	0	0	0	0	0	0	0	0	0

Mark Hunter (2) Former CEO, President, CFO, Treasurer, Secretary, Director	2013	24,514	0	0	1,235	0]	0	0	0	25,749
	2012	188,414	0	0	0	0	0	0	0	188,414

Nikolay Koval (3) Former Chief Executive Officer, President	2013	0	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0	0

Ravilya Islyntieva (4)	2013	0	0	0	0	0	0	0	0	0
Former Chief Financial Officer, Treasurer & Secretary	2012	0	0	0	0	0	0	0	0	0
____________
(1)	Mr. Cameron was appointed officer and director on May 13, 2013 and resigned on January 3, 2014.
(2)	Mr. Hunter was appointed director and officer on January 27, 2012 and resigned on May 13, 2013.
(3)	Mr. Koval resigned as an officer effective January 27, 2012 and as a director effective on March 1, 2012.
(4)	Mrs. Islyntieva resigned an officer effective January 27, 2012 and as a director effective on March 1, 2012.

Employment Agreements

On May 13, 2013, we entered into an employment agreement with Cameron Gray (the “Gray Employment Agreement”) whereby Mr. Gray agreed to serve as our Chief Executive Officer for a period of one year, subject to renewal, in consideration for an annual salary of $80,000.  Under the terms of the Gray Employment Agreement, Mr. Gray shall be eligible for an annual bonus if the Company meets certain criteria, as established by the Board of Directors.  As further consideration for his services, Mr. Gray received a restricted stock award of 133,336 shares of the Company’s common stock (the “Gray Shares”) which shall vest in full on the one year anniversary of the Gray Employment Agreement, provided Mr. Gray does not resign without Good Reason or is not removed for Cause (as such terms are defined in the Gray Employment Agreement). On January 3, 2014, Mr. Gray resigned as Chief Executive Officer of the Company.

On January 3, 2014, the Company entered into an employment agreement with Mr. Dhat pursuant to which Mr. Dhat shall serve as the Chief Executive Officer and Chairman of the Company for a period of one year, subject to renewal (the “Dhat Employment Agreement”).  In consideration for his employment, the Company will pay Mr. Dhat a signing bonus of $12,500, a base salary of $125,000 per annum and Mr. Dhat shall be entitled to receive an annual bonus in an amount equal to up to 100% of his base salary if the Company meets or exceeds certain criteria adopted by the Company’s compensation committee, or in the absence thereof, the Company’s Board of Directors. In addition, Mr. Dhat will receive a restrict stock grant equal to 2.5% of the outstanding common stock of the Corporation, calculated as of the date of the Dhat Employment Agreement, which shall vest 12.5% every six months, beginning on the six month anniversary from the date of issuance and a stock option grant to purchase up to 5% of the outstanding common stock of the Company, calculated as of the effective date of the Dhat Employment Agreement, which shall vest 12.5% every six months, beginning on the six month anniversary of the date of issuance. In the event Mr. Dhat’ employment is terminated, other than for “Cause” (as defined in the Dhat Employment Agreement) or by Mr. Dhat without “Good Reason” (as defined in the Dhat Employment Agreement), Mr. Dhat will be entitled to receive severance benefits equal to three months of his base salary, continued coverage under the Company’s benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus.

Directors’ Compensation

The following table summarizes the compensation awarded during the fiscal year ended October 31, 2013 to our directors who are not named executive officers in the Summary Compensation Table under “Executive Compensation” below:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andrew Uribe	3,750	0	0	0	0	0	3,750

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of October 31, 2013:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Cameron Gray	10,000	0	0	$0.75	August 5, 2015	0	0	0	0

Long-Term Incentive Plan

On May 13, 2013, we adopted the 2013 Plan to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 28 million shares of common stock are issuable pursuant to awards under the 2013 Plan. Unless earlier terminated by the Board, the 2013 Plan shall terminate at the close of business on May 13, 2023. As of February 12, 2014, 1,305,777 shares of common stock and options to purchase 2,664,881 shares of common stock were issued under the 2013 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 12, 2014 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. As of February 12, 2014, there were 43,970,062 shares of our common stock outstanding:

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial ownership (1)		Percent of class (1)
Officers and Directors
Common stock	Ravinder Dhat (3)	402,165	(3)	*
Common stock	Andrew Uribe	50,000		*
Common stock	Franciscus Diaba	50,000		*
Common stock	All officers and directors as a group (three persons)	502,165		1.14%

*Represents less than 1%.

(1)
Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of February 12, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. As of February 12, 2014, there were 43,970,062 shares of our common stock issued and outstanding.

(2)	The address of these persons, unless otherwise noted, is C/O Endeavor IP, Inc., 140 Broadway, 46th Floor, New York, NY, 10005.

(3)	Represents 134,055 shares of common stock and option to purchase 268,110 shares of common stock exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review of Related Person Transactions

We do not have a formal written policy for the review and approval of transactions with related parties.  Our Board of Directors is responsible for reviewing and approving or ratifying related-persons transactions.

Related Person Transactions

There were no related party transactions since the beginning of our last fiscal year.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, two of our directors, Mr. Uribe and Mr. Diaba, would be considered an independent director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 13, 2013, we engaged KBL as our independent registered public accounting firm for the fiscal year ended October 31, 2013. During the years ended October 31, 2012, we engaged Li and Company, P.C., as our independent auditor. For the years ended October 31, 2013, and 2012, we incurred fees as discussed below:

	Fiscal Year Ended
	October 31, 2013	October 31, 2012

Audit fees and auditors’ review fees	$25,000	$15,500
Audit – related fees	$44,800	$1,350
Tax fees	$-	$1,000
All other fees	$-	$-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the Board of Directors may also pre-approve particular services on a case-by-case basis. Our Board of Directors approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.1	Service Contract with G-Force Productions dated March 11, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.2	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.3	Independent Contractor Agreement with Haydon Development dated April 25, 2011 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)
10.4	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Nikolay Koval (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.5	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Ravilya Islyntieva (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.6	Promissory Note delivered to Bay Capital A. G. dated March 23, 2012 (incorporated by reference to our current report on Form 8-K filed on February 27, 2012)
10.7	Promissory Note delivered to Bay Capital A. G. dated June 10, 2012 (incorporated by reference to our quarterly report on Form 10-Q filed on June 19, 2012)
10.8	Agreement of Sale of Finishing Touches Home Goods Inc. registered in Ontario, Canada, dated June 14, 2012 (incorporated by reference to our quarterly report on Form 10-Q filed on June 19, 2012)
10.9	Promissory Note delivered to Bay Capital A. G. dated July 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 29, 2012)

10.10
Patent Purchase Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Mesh Comm LLC. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.11
Proceeds Interest Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Mesh Comm LLC. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.12
Patent Purchase Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Solid Solar, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.13
Proceeds Interest Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Solid Solar, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.14
Consulting Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc. and Kenneth Garrard (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.15
Executive Employment Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc. and Cameron Gray (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.16	Note Purchase Agreement dated May 13, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.17	Form of Promissory Note (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.18	2013 Equity Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.19
Employment Agreement dated January 3, 2014 between Endeavor IP, Inc. and Ravinder Dhat (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014)

10.20
Indemnification Agreement dated January 3, 2014 between Endeavor IP, Inc. and Ravinder Dhat (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014)

21.1	List of subsidiaries*
23.1	Consent of KBL, LLP*
23.2	Li and Company, PC*
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2014.

ENDEAVOR IP, INC.

Date: February 13, 2014	By:	/s/ Ravinder Dhat
Ravinder Dhat
Chief Executive Officer, Secretary, Treasurer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Endeavor IP, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ravinder Dhat	Chief Executive Officer, Secretary, Treasurer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)	February 13, 2014
Ravinder Dhat

/s/ Andrew Uribe	Director	February 13, 2014
Andrew Uribe

/s/ Franciscus Diaba	Director	February 13, 2014
Franciscus Diaba