Form 10-Q
period 2014-01-31
ENDEAVOR IP, INC.
filed 2014-03-14
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 000-55094

Endeavor IP, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2563323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

140 Broadway, 46th Floor, New York, NY 10005
Phone: 646-560-3200
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

As of March 14, 2014, there were 44,070,062 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2014	October 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$98,155	$297,507
Prepaid expenses	4,083	6,500
Assets from discontinued operations	1,077	1,054
Total Current Assets	103,315	305,061

Intangibles	808,832	840,747

Total Assets	$912,147	$1,145,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$177,185	$90,217
Notes payable	1,900,000	1,900,000
Payroll tax payable	-	3,578
Accured compensation - officers	-	40,000
Accrued interest	259,611	191,146
Liabilities from discontinued operations	1,591	1,557
Total Current Liabilities	2,338,387	2,226,498

STOCKHOLDERS' DEFICIT:

Preferred Stock, $0.0001 par value, 25,000,00 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 43,936,726 and 42,847,621 shares issued and outstanding	4,394	4,285
Additional paid-in capital	1,048,189	139,630
Accumulated deficit prior to the development stage	(622,203)	(622,203)
Deficit accumulated during the development stage	(999,755)	(581,846)
Accumulated other comprehensive income (loss):	(10,832)	(5,801)
Deferred compensation	(846,033)	(14,755)

Total Stockholders' Deficit	(1,426,240)	(1,080,690)

Total Liabilities and Stockholders' Deficit	$912,147	$1,145,808

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED  STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
	For the three months	For the three months	May 13, 2013
	Ended	Ended	(Inception) to
	January 31, 2014	January 31, 2013	January 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$100,000

Cost of Revenues	-	-	60,000

GROSS PROFIT	-	-	40,000

GENERAL AND ADMINISTRATIVE EXPENSES	354,464	67,971	844,205

(LOSS) FROM OPERATIONS	(354,464)	(67,971)	(804,205)

OTHER GAIN (EXPENSE):
Government incentive	-	-	(15,477)
Interest expense	(68,465)	(16,000)	(198,070)
Foreign currency transaction gain	5,020	(1,517)	20,646

Total other expense	(63,445)	(17,517)	(192,901)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(417,909)	(85,488)	(997,106)

INCOME TAX PROVISION	-	-	-

LOSS FROM CONTINUING OPERATIONS	(417,909)	(85,488)	(997,106)

DISCONTINUED OPERATIONS
Gain on disposition of discountinued operations, net of taxes	-	-	-
Loss from operation of discontinued operations, net of tax	-	(19,821)	(2,649)
LOSS FROM DISCONTINUED OPERATIONS	-	(19,821)	(2,649)

NET LOSS	(417,909)	(105,309)	(999,755)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(5,031)	3,652	-

COMPREHENSIVE INCOME (LOSS)	$(422,940)	$(101,657)	$(999,755)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Continuing Operations	$(0.01)	$(0.00)
Discontinued Operations	$-	$(0.00)
Total net income (loss) per common share	$(0.01)	$(0.00)

	43,206,355	126,000,000

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(DEVELOPMENT STAGE COMPANY)
FOR THE THREE MONTHS ENDED JANUARY 31, 2014
(Unaudited)

	Preferred Stock		Common stock, $0.0001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit prior to the development stage	Accumulated Deficit during the development stage	Accumulated other comprehensive Income (Loss)	Deferred compensation	Total Stockholders' Equity (Deficit)

Balance, October 31, 2012	-	$-	126,000,000	$12,600	$60,362	$(385,802)	$-	$(2,718)	$-	$(315,558)

Capital contribution - related party					100					100

Loss prior to the development stage (November 1, 2012 through May 12, 2013)						(236,401)				(236,401)

Commencement of development stage - May 13, 2013:

Cancellation of shares - former related party			(84,000,000)	(8,400)	8,390					(10)

Shares issued in connection with acquisition of intellectual property ($0.0001/share)			666,666	67						67

Stock issued for services - related party ($0.20/share)			133,336	13	27,227				(27,240)	-

Settlement of accounts payable - ($0.85/share)			47,619	5	40,472					40,477

Options granted for services rendered - former related party			-	-	1,235					1,235

Options granted for services rendered - officer			-	-	922					922

Options granted for services rendered			-	-	922					922

Recognition of deferred compensation - related party									12,485	12,485

Other comprehensive income (loss)
Foreign currency translation gain (loss)								(3,083)		(3,083)

Loss during the development stage (May 13, 2013 through October 31, 2013)							(581,846)			(581,846)

Balance, October 31, 2013	-	-	42,847,621	4,285	139,630	(622,203)	(581,846)	(5,801)	(14,755)	(1,080,690)

Stock issued for services - related party ($0.72 - $0.735/share)	-	-	1,172,441	117	860,127	-	-	-	(860,244)	-

Stock issued for services - ($1.05/share)	-	-	50,000	5	52,495	-	-	-	-	52,500

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(5,031)	-	(5,031)

Recognition of deferred compensation - related party	-	-	-	-	-	-	-	-	14,211	14,211

Options granted for services rendered - officer	-	-	-	-	23,164	-	-	-	-	23,164

Reversal of unvested deferred compensation - related party	-	-	(133,336)	(13)	(27,227)	-	-	-	14,755	(12,485)

Net Loss	-	-	-	-	-	-	(417,909)	-	-	(417,909)

Balance, January 31, 2014	-	-	43,936,726	$4,394	$1,048,189	$(622,203)	$(999,755)	$(10,832)	$(846,033)	$(1,426,240)

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOME GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended January 31, 2014	For the Three Months Ended January 31, 2013	Period from May 13, 2013(Inception) to January 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(417,909)	$(85,488)	$(997,106)
Loss from discontinued operations	-	(19,821)	(2,649)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	-	-
Gain on disposition of subsidiary	-	-	-
Stock based compensation	77,390	-	92,954
Loss on settlement of accounts payable	-	-	15,477
Amortization of intangible assets	31,915	-	91,236
Changes in operating assets and liabilities			-
Assets of discontinued operations	23	-	23
Liabilities of discontinued operations	-	-	-
Prepaid expenses	2,417	-	(4,083)
Accounts receivable	-	-	-
Other receivable	-	(6,306)	-
VAT tax receivable	-	-	-
Accounts payable and accrued expenses	86,964	47,075	118,069
Accrued interest	68,465	-	199,340
Accrued expenses - related party	(43,578)	(10,055)	-

NET CASH USED IN OPERATING ACTIVITIES	(194,313)	(74,595)	(486,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	-	-	(900,000)
Cash paid in disposal of discontinued operations	-	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-	(900,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from note payable	-	-	1,500,000
Capital contribution - related party	-	-	-
Advances from stockholder	-	-	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,500,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,039)	3,234	(16,715)

NET CHANGE IN CASH	(199,352)	(71,361)	96,546

Cash at beginning of period	297,507	136,639	1,609

Cash at end of period	$98,155	$65,278	$98,155

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of debt from former stockholder and officer - accrued compensation	$-	$-	$-
Forgiveness of debt from former stockholder and officer - advances from stockholder	$-	$-	$-
Stock issued to settle accounts payable	$-	$-	$25,000
Cancellation of shares - former related party	$-	$-	$8,400
Shares issued in connection with patents acquired	$-	$-	$67
Cancellation of shares - former related party	$27,240		$27,240
Deferred compensation	$860,244	$-	$887,484

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

On May 13, 2013, the Company decided to no longer operate Endeavour UK and is in the process of winding down all activities and expects this to occur within the next 12 months.  As a result, this subsidiary is reported as a discontinued operation.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations," respectively in the accompanying consolidated balance sheets at January 31, 2014 (unaudited) and October 31, 2013 and consists of the following:

	January 31, 2014	October 31, 2013

Assets of discontinued operations:
Cash	$-	$-
Other assets	$1,077	$1,054
Total assets of discontinued operations	$1,077	$1,054

Liabilities of discontinued operations:
Accounts payable and accrued liabilities	$1,591	$1,557
Total liabilities of discontinued operations	$1,591	$1,557

The summarized statements of operations for Endeavour UK is as follows:

	Three months ended
	January 31, 2014	January 31, 2013	Period from May 13, 2013 (Inception) to January 31, 2014

Loss from discontinued operations	$-	$(19,821)	$(2,649)

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

Formation of Subsidiaries to Acquire Intellectual Property

On May 6, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Endeavor MeshTech, Inc., (“MeshTech”).  The Company owns the patents acquired in connection with the business acquisition of Mesh Comm, LLC through MeshTech.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

On July 8, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Endeavor Energy, Inc., (“Endeavor Energy”).  The Company owns the patents acquired from Solid Solar Energy, Inc through Endeavor Energy.  See note 4.

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

The accompanying unaudited interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended October 31, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended October 31, 2013 and 2012. The financial information as of October 31, 2013 is derived from the audited financial statements presented in our Annual Report on Form 10-K for the year ended October 31, 2013.  The accompanying unaudited interim consolidated financial statements should also be read in conjunction with the Form 8-K and 8-K/A filed in May 2013 and July 2013, respectively, with respect to the acquisition of MeshTech. The interim results for the three months ended January 31, 2014 are not necessarily indicative of the results to be expected for the year ending October 31, 2014 or for any future interim periods.

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
(Unaudited)

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at January 31, 2014 and October 31, 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable based on billing for the revenue earned from their patent enforcement activities.

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At January 31, 2014 and October 31, 2013, there was no allowance for bad debt.

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
(Unaudited)

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

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at January 31, 2014 or October 31, 2013.

The Company had no material adjustments to its financial statements for unrecognized income tax benefits at January 31, 2014 or October 31, 2013.

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
(Unaudited)

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

The Company had the following potential common stock equivalents for the three months ended January 31, 2014 and 2013:

	Three months ended
	January 31, 2014	January 31, 2013

Stock options, exercise price ($0.75) – former related party	10,000	-
Stock options, exercise price ($0.75)	510,000	-
Stock options, exercise price ($0.69) – related party	2,144,881	-
	2,664,881	-

Since the Company reflected a net loss for the three months ended January 31, 2014, the inclusion of any common stock equivalents would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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
(Unaudited)

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

The Company's financial instruments consisted primarily of cash, accounts payable and debt. The carrying amount of the Company's financial instrument generally approximates its fair value as of January 31, 2014 and October 31, 2013, respectively, due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. There have been no impairments recorded during the three months ended January 31, 2014 and 2013, respectively.

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

Intangible assets that have in definite useful lives are not amortized but are tested at least annually for impairment.

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
(Unaudited)

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

Reclassifications

To conform prior period amounts to current year classifications, the Company has reclassified assets, liabilities, revenues and expenses associated with the disposal of Endeavour UK to discontinued operations. These reclassifications had no impact on the Company’s previously reported financial condition, results of operations or cash flows.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on our unaudited consolidated financial statements.

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
(Unaudited)

On November of 2013, the Company entered into a placement agent agreement which notes a placement agent fee equal to 10% of the aggregate purchase price paid by each investor introduced, directly or indirectly by the finder.  In addition, the Company agreed to pay up to $15,000 in additional expenses to the placement agent.

In November 2013, the Company entered into a 12 month investor relations consulting agreement which notes a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock of which 50,000 vest on the date of issuance, 25,000 on the 121st day and the remainder on the 180th day.  As of January 31, 2014, 50,000 shares have been issued.

Employment Agreements – Officers and Directors

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

Lease Agreement

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

Following is a summary of our litigation efforts:

We, through our wholly-owned subsidiary, Endeavor Energy, filed a patent infringement lawsuit against Tucson Electric Power Company in the United States District Court of Arizona, Case No. 4:13-CV-2396-TUC-RCC. Endeavor Energy is asserting claims of patent infringement related to U.S. Patent No. 7,366,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ‘201 patent.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

Our wholly-owned subsidiary, MeshTech, filed patent infringement lawsuits against two defendants in the United States District Court for the District of Delaware. The two defendants are Itron, Inc. and Elster Solutions, LLC, Case Nos. 1:13-cv-01343-and 1:13-cv-01344, respectively. Endeavor MeshTech, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.” The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent.

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

Under the terms of the asset purchase from Mesh, in exchange for $800,000 and a 20% royalty on future net revenues associated with enforcement activities, we acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents. Endeavor assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor. Endeavor will now include these assets in its financial statements from the date of acquisition going forward.

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
(Unaudited)

The $800,000 is classified as intangible assets.  In connection with this transaction, no other assets were acquired or liabilities assumed.

The Company paid approximately $66,000 in professional fees related to the acquisition; these fees were expensed as incurred and are included as a component of general and administrative expenses.

The following unaudited consolidated pro forma information gives effect to the acquisition of Mesh as if the transaction had occurred on November 1, 2011, the first day of the prior fiscal year.  The pro forma information presented is also for the current period in which the transaction occurred, which is November 1, 2012 to the acquisition date of May 13, 2013.

	Actual	Pro Forma	Pro Forma
	May 13, 2013 to	November 1, 2012 to	November 1, 2011 to
	October 31, 2013	May 12, 2013	October 31, 2012

Revenues
Endeavor, IP, Inc. (Consolidated)	100,000	-	23,500
Mesh Comm, LLC	-	-	-
Total Revenues	100,000	-	23,500

Earnings (Loss)
Endeavor, IP, Inc.	(581,846)	(236,401)	(324,768)
Mesh Comm, LLC	-	(1,805)	(11,128)
Total Earnings (Loss)	(581,846)	(238,206)	(335,896)

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

Intangible assets were comprised of the following at January 31, 2014:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(85,740)	$-	$714,260
Patent #2	16	$50,034	$(2,267)	$-	$47,767
Patent #3	11	$50,034	$(3,229)	$-	$46,805
Total		$900,068	$(91,236)	$-	$808,832

For the three months ended January 31, 2014, amortization expense related to the intangibles with finite lives totaled $31,915 and was included in general and administrative expenses in the consolidated statement of operations.

There was no amortization expense recorded for the three months ended January 31, 2013.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

At January 31, 2014, future amortization of intangible assets is as follows:

Year Ending October 31
2014	$94,702
2015	126,616
2016	126,963
2017	126,616
2018	126,616
Thereafter	207,319
$808,832

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

The balance of the notes are reflected as current liabilities as of January 31, 2014 and October 31, 2013.

Interest expense for the three months ended January 31, 2014 and 2013 totaled $68,465 and $16,000, respectively.

Accrued interest as of January 31, 2014 and October 31, 2013 totaled $259,611 and $191,146, respectively.

Note 7 Stockholders’ Equity (Deficit)

(A) Common Stock

During the three months ended January 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – related party – (1)	100,000	$72,000	$0.72
Services – related party – (2)	1,072,441	$788,244	$0.735
Services – (3)	50,000	$52,500	$1.05
Total	1,222,441	$912,744

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

(1)
Two directors of the Company will each receive 50,000 shares of the Company’s common stock.  The stock shall vest 6 months from the date of grant.  The value of the stock was reflected as deferred compensation with the Company recognizing $6,000 in compensation expense; included in general and administrative expenses, for the three months ended January 31, 2014.

(2)
Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Ravinder received 1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.  The value of the stock was reflected as deferred compensation with the Company recognizing $8,211 in compensation expense; included in general and administrative expenses, for the three months ended January 31, 2014.

(3)
In November 2013, the Company entered into a 12 month investor relations consulting agreement which notes a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock of which 50,000 which vest on the date of issuance, 25,000 on the 121st day and the remainder on the 180th day.

During the year ended October 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – related party – (May 2013) (4)	133,336	$27,240	$0.20
Settlement of payables (October 2013) (6)	47,619	$40,477	$0.85
Acquisition of patents (May 2013) (5)	666,666	$67	$0.0001
Total	847,621	$67,784

The fair value of all stock issued above was based upon the agreed upon value per share on the date of issuance, which represented the best evidence of fair value.

(4)
Shares vest one year from issuance.  For the year ended October 31, 2013, the Company recognized $12,485 in compensation expense which is included in general and administrative expenses. In January of 2014, the CEO to whom the shares were granted resigned.  As such, the shares issued never vested; the Company will cancel the outstanding shares and has reversed the expense of $12,485 as of January 31, 2014 in accordance with ASC 718.

(5)
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

(6)
In October 2013, the Company settled $25,000 of accounts payable for 47,619 shares of common stock valued at $40,477 ($0.85). The fair value of this stock award was based upon the quoted closing trading price.

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

During the 3 months ended January 31, 2014 and 2013, the Company expensed $54,226 and $0, respectively, pertaining to common stock issued for services.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

(B) Stock Options

The Company applied fair value accounting for all share based payments awards.  The fair value of each option granted is estimated on the date of grant using the BSPM.

The assumptions used for options granted during the three months ended January 31, 2014 are as follows:

Exercise price	$0.69
Expected dividends	0%
Expected volatility	110%
Risk free interest rate	0.8%
Expected life of option	5 years
Expected forfeiture	0%

The assumptions used for options granted during the year ended October 31, 2013 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69%
Risk free interest rate	0.08%-0.61%
Expected life of option	2 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2013	520,000	$0.75	1.29	$-
Granted	2,144,881	0.69	4.214	-
Exercised	-			-
Cancelled/Modified	-			-
Balance – January 31, 2014 – outstanding	2,664,881	0.70	4.21	-
Balance – January 31, 2014 – exercisable	520,000	$0.75	1.29	$-

Outstanding options held related party – January 31, 2014	2,144,881	$0.735	4.92	$-
Exercisable options held by related party – January 31, 2014	-	$-	-	$-
Outstanding options held by former related party – January 31, 2014	510,000	$0.75	1.28	$-
Exercisable options held by former related party – January 31, 2014	510,000	$0.75	1.28	$-

The following is a summary of the Company’s stock options granted during the three months ended January 31, 2014.

	Options	Value	Purpose for Grant
Grant to related party	2,144,881	$1,250,865	Services to be rendered

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

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

On May 13, 2013, our Board of Directors approved an Amended and Restated Articles of Incorporation to (i) authorize the change of our name to “Endeavor IP, Inc.” from “Finishing Touches Home Goods, Inc.,” (ii) increase our authorized capital stock to 225,000,000 shares, consisting of 200,000,000 shares of common stock and 25,000,000 shares of “Blank Check” Preferred Stock, and (iii) change the par value of our capital stock to $0.0001 per share from $0.001 per share. On May 15, 2013, we filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada.

In August 2013, the Company issued 10,000 fully vested stock options to its former Chief Executive Officer. The options are exercisable at $0.75 per share for a period of 2 years.

 In August 2013, the Company issued 10,000 fully vested stock options to a consultant. The options are exercisable at $0.75 per share for a period of 2 years.

On January 3, 2014, the Chief Executive Officer of the Company was granted the option to purchase 2,144,881 common shares exercisable at $0.69 per share.  The options expire on January 2, 2019 and vest at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

During the 3 months ended January 31, 2014 and 2013, the Company expensed $23,164 and $0, respectively,  pertaining to options issued.

Note 8 Going Concern

As reflected in the accompanying consolidated financial statements, the Company is in the development stage with minimal operations, used cash in operations of $194,313 and has a net loss for the three months ended January 31, 2014 of $417,909. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
(Unaudited)

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

Note 9 Subsequent Events

In connection with consulting services performed, the Company agreed to issue 100,000 shares of the Company’s common stock which was earned in full on the date that the Company’s annual report on Form 10-K for the year ended October 31, 2013 was filed, which was February 13, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed in other sections of this Quarterly Report on Form 10-Q.

References in this report to “Endeavor IP, Inc.”, “Company”, “we”, “our”, or “us” refer to Endeavor IP, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  On June 14, 2012, we disposed of our wholly-owned subsidiary, Finishing Touches Home Goods, Inc. (Canada) (the “FTHG Canada”) for nominal consideration.  This subsidiary did not conduct any material operations prior to its disposition. The disposition followed a determination by management that it would be in the best interest of the Company to enter other business opportunities. The Company is now solely in the business of the commercialization and development of intellectual property assets.  Our activities generally include the acquisition and development of patents through internal or external research and development, and the monetization of those patents.

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

Going Concern

As reflected in the accompanying unaudited interim financial statements, we incurred a net loss of $417,909 and had net cash used in operations of $194,313 for the three months ended January 31, 2014 and a working capital and stockholders’ deficit of $2,235,072 and $1,426,240, respectively as of January 31, 2014.  These factors raise substantial doubts about our ability to continue as a going-concern.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report on our financial statements for the year ended October 31, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our results of operations, as reported in our consolidated financial statements, incorporate results of operations of Endeavour, and have been presented to give retroactive effect to the discontinuance of the UK subsidiary, Endeavour Principle Capital Limited (“Endeavour UK”) and FTHG Canada.  All significant intercompany balances and transactions have been eliminated on consolidation.

Results of discontinued operations for Endeavour UK and FTHG Canada for the three months ended January 31, 2014 and 2013 were as follows:

	For the three months	For the three months
	Ended	Ended
	January 31, 2014	January 31, 2013

Loss from operation of discontinued operations, net of tax	$-	$(19,821)

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

Revenue

We did not have any revenues for the three months ended January 31, 2014 and 2013.

Operating Expenses

During the three months ended January 31, 2014, we incurred legal, accounting and auditors’ fees of $130,279, an increase of $99,061 or 317% compared to $31,218 during the three months ended January 31, 2013. The increase was due to additional professional services engaged by us during the three months ended January 31, 2014 due to increased level of activities.

During the three months ended January 31, 2014, we incurred officer salary and wages of $55,265, an increase of $2,026 or 4% from $54,239 during the three months ended January 31, 2013. The increase is a result of lower compensation paid to the officers but increased stock based compensation.

During the three months ended January 31, 2014, we incurred management, consulting and director fees of $83,750, an increase of $83,750 or 100% from $0 during the three months ended January 31, 2013. The changes resulted from consulting agreements entered into relating to investor relations and compensation paid to additional directors appointed .

Other Expenses

During the three months ended January 31, 2014, we incurred interest expense of $68,465 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2013 and 2012, an increase of $52,465 or 328% from $16,000 during the three months ended January 31, 2013.   The increase is mainly attributable to the issuance of a $1,500,000 promissory note in May 2013 with an interest rate of 12%.

Net Loss

For the three months ended January 31, 2014, we incurred a net loss of $417,909, an increase of $312,600, or 297% as compared to a net loss of $85,488 for the three months ended January 31, 2013 primarily due to increase in operating expenses.

Liquidity and Capital Resources

As of January 31, 2014 and October 31, 2013, we had cash balances of $98,155 and $297,507, respectively.  As of January 31, 2014, we had working capital deficit of $2,235,072, an increase of $313,635 or 16% compared to working capital deficit of $1,921,437 at October 31, 2013.   The significant increase is a result of increased accrued interest and increased capital used in operations.

Net cash used in operating activities for the three months ended January 31, 2014 was $194,313, an increase of $119,718 or 160% compared with net cash used in operating activities of $74,595 for the three months ended January 31, 2013.  The increase in net cash used in operations was due to an increase in accrued interest, stock based compensation and operating costs.

We must raise additional funds or increase revenues from licensing our patents in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity or debt securities, or loans from our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Off-Balance Sheet Arrangements

As of January 31, 2014, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on the foregoing, Mr. Dhat concluded that as of January 31, 2014, our disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 24, 2013, the Board of Directors of the Company approved the issuance of 50,000 shares of the Company’s common stock to Franciscus Diaba in connection with his appointment as a director of the Company.  The shares will vest in six months from the date of grant. The Board also granted Andrew Uribe, a director of the Company, 50,000 shares of the Company’s common stock which will vest in six months from the date of grant as partial consideration for his service on the Board.

On January 3, 2014, Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board. In connection with his appointment, Mr. Dhat received, among other compensation, 1,072,441 shares of restricted common stock and an option to purchase 2,144,881 shares of the Company’s common stock exercisable at $0.69 per share. The shares of restricted common stock will vest at 12.5% every six months beginning on the six month anniversary of January 3, 2014. The option expires on January 2, 2019 and vests at 12.5% every six months beginning on the six month anniversary of January 3, 2014.

The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
3.2	Amended and Restated Bylaws (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1**	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema Document
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
__________

*Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2014

ENDEAVOR IP, INC.

By:	/s/ Ravinder Dhat
Ravinder Dhat
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)