Form 10-Q
period 2014-04-30
ENDEAVOR IP, INC.
filed 2014-06-23
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

As of June 23, 2014, there were 44,086,726 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

-i-

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2014	October 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$5,155	$297,507
Prepaid expenses	10,327	6,500
Assets from discontinued operations	1,077	1,054
Total Current Assets	16,559	305,061

Intangibles	777,958	840,747

Total Assets	$794,517	$1,145,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$368,758	$90,217
Notes payable	1,900,000	1,900,000
Payroll tax payable	14,879	3,578
Accured compensation - officers	42,677	40,000
Accrued interest	330,248	191,146
Liabilities from discontinued operations	1,591	1,557
Total Current Liabilities	2,658,153	2,226,498

STOCKHOLDERS' DEFICIT:

Preferred Stock, $0.0001 par value, 25,000,00 authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 44,086,726 and 42,874,621 shares issued and outstanding	4,409	4,285
Additional paid-in capital	1,150,889	139,630
Accumulated deficit prior to the development stage	(622,203)	(622,203)
Deficit accumulated during the development stage	(1,625,131)	(581,846)
Accumulated other comprehensive loss:	(10,832)	(5,801)
Deferred compensation	(760,768)	(14,755)

Total Stockholders' Deficit	(1,863,636)	(1,080,690)

Total Liabilities and Stockholders' Deficit	$794,517	$1,145,808

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months Ended	For the three months Ended	For the six months Ended	For the six months Ended	Period from May 13, 2013 (Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$100,000

Cost of Revenues	-	-	-	-	60,000

GROSS PROFIT	-	-	-	-	40,000

GENERAL AND ADMINISTRATIVE EXPENSES	554,739	75,155	909,203	159,687	1,398,944

(LOSS) FROM OPERATIONS	(554,739)	(75,155)	(909,203)	(159,687)	(1,358,944)

OTHER GAIN (EXPENSE):
Government incentive	-	-	-	-	(15,477)
Interest expense	(70,637)	(19,899)	(139,102)	(35,899)	(268,707)
Foreign currency transaction gain	-	(4,594)	5,020	(9,371)	20,646

Total other expense	(70,637)	(24,493)	(134,082)	(45,270)	(263,538)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(625,376)	(99,648)	(1,043,285)	(204,957)	(1,622,482)

INCOME TAX PROVISION	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(625,376)	(99,648)	(1,043,285)	(204,957)	(1,622,482)

DISCONTINUED OPERATIONS
Gain on disposition of discontinued operations, net of taxes	-	-	-	-	-
Loss from operation of discontinued operations, net of tax	-	-	-	-	(2,649)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-	(2,649)

NET LOSS	(625,376)	(99,648)	(1,043,285)	(204,957)	(1,625,131)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	-	3,140	(5,031)	6,792	10,832

COMPREHENSIVE INCOME (LOSS)	$(625,376)	$(96,508)	$(1,048,316)	$(198,165)	$(1,614,299)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Continuing Operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Discontinued Operations	$-	$-	$-	$-
Total net income (loss) per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

	43,639,427	9,000,000	44,073,090	9,000,000

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(DEVELOPMENT STAGE COMPANY)
FOR THE SIX MONTHS ENDED APRIL 30, 2014
(Unaudited)

	Preferred Stock		Common stock, $0.0001 Par Value		Additional Paid-in Capital	Accum-ulated Deficit prior to the devel-opment stage	Accum-ulated Deficit during the devel-opment stage	Accumulated other compre-hensive Income (Loss)	Deferred compen-sation	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount	Number of Shares	Amount

Balance, October 31, 2012	-	$-	126,000,000	$12,600	$60,362	$(385,802)	$-	$(2,718)	$-	$(315,558)

Capital contribution - related party					100					100

Loss prior to the development stage (November 1, 2012 through May 12, 2013)						(236,401)				(236,401)

Commencement of development stage - May 13, 2013:

Cancellation of shares - former related party			(84,000,000)	(8,400)	8,390					(10)

Shares issued in connection with acquisition of intellectual property ($0.0001/share)			666,666	67						67

Stock issued for services - related party ($0.20/share)			133,336	13	27,227				(27,240)	-

Settlement of accounts payable - ($0.85/share)			47,619	5	40,472					40,477

Options granted for services rendered - former related party			-	-	1,235					1,235

Options granted for services rendered - officer			-	-	922					922

Options granted for services rendered			-	-	922					922

Recognition of deferred compensation - related party									12,485	12,485

Other comprehensive income (loss)

Foreign currency translation gain (loss)								(3,083)		(3,083)

Loss during the development stage (May 13, 2013 through October 31, 2013)							(581,846)			(581,846)

Balance, October 31, 2013	-	-	42,847,621	4,285	139,630	(622,203)	(581,846)	(5,801)	(14,755)	(1,080,690)

Stock issued for services - related party ($0.72 - $0.735/share)	-	-	1,172,441	117	860,127	-	-	-	(860,244)	-

Stock issued for services - ($1.05/share)	-	-	50,000	5	52,495	-	-	-	-	52,500

Stock issued for services - ($0.43/share)			50,000	5	21,395	-	-	-	-	21,400

Stock issued for services - ($0.12/share)			100,000	10	11,813	-	-	-	-	11,823

Other comprehensive income (loss)

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	(5,031)	-	(5,031)

Recognition of deferred compensation - related party	-	-	-	-	-	-	-	-	99,476	99,476

Options granted for services rendered - officer	-	-	-	-	92,656	-	-	-	-	92,656

Reversal of unvested deferred compensation - related party	-	-	(133,336)	(13)	(27,227)	-	-	-	14,755	(12,485)

Net Loss	-	-	-	-	-	-	(1,043,285)	-	-	(1,043,285)

Balance, April 30, 2014	-	$-	44,086,726	$4,409	$1,150,889	$(622,203)	$(1,625,131)	$(10,832)	$(760,768)	$(1,863,636)

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
(F/K/A FINISHING TOUCHES HOMES GOODS, INC.)
(DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months	May 13, 2013
	Ended	Ended	(Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,043,285)	$(204,957)	$(1,622,482)
Loss from discontinued operations	-	-	(2,649)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	265,370	-	280,934
Loss on settlement of accounts payable	-	-	15,477
Amortization of intangible assets	62,789	-	122,110
Changes in operating assets and liabilities
Assets of discontinued operations	(23)	-	(23)
Liabilities of discontinued operations	34	-	34
Prepaid expenses	(3,827)	(1,022)	(10,327)
Accounts payable and accrued expenses	278,549	51,618	309,654
Accrued interest	139,102	35,898	269,977
Accrued expenses - related party	-	(10,587)	43,578
Payroll taxes payable	11,301	(9,844)	11,301
Accrued compensation-officers	2,677	-	2,677

NET CASH USED IN OPERATING ACTIVITIES	(287,313)	(138,894)	(579,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	-	-	(900,000)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(900,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from note payable	-	-	1,500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	1,500,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,039)	6,205	(16,715)

NET CHANGE IN CASH	(292,352)	(132,689)	3,546

Cash at beginning of period	297,507	136,639	1,609

Cash at end of period	$5,155	$3,950	$5,155

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued to settle accounts payable	$-	$-	$25,000
Cancellation of shares - former related party	$-	$-	$8,400
Shares issued in connection with patents acquired	$-	$-	$67
Cancellation of shares - former related party	$27,240	$-	$27,240
Deferred compensation	$860,244	$-	$887,484

See accompanying notes to the condensed consolidated financial statements.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 Nature of Operations

Nature of Operations and Discontinued Operations

Endeavor IP, Inc.

Endeavor IP, Inc. (f/k/a Finishing Touches Home Goods, Inc.) (the “Company”, “Endeavor”), was incorporated under the laws of the State of Nevada on December 8, 2009.

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

Endeavour Principle Capital Limited – UK – Discontinued Operations

On January 13, 2012, Mark Hunter, the Company’s former officer and director, formed a private limited company Endeavour Principle Capital Limited (“Endeavour UK”), a corporation in the United Kingdom, on behalf of the Company and later transferred the 100% ownership to the Company at no charge.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations," respectively in the accompanying condensed consolidated balance sheets at April 30, 2014 (unaudited) and October 31, 2013 and consists of the following:

	April 30, 2014	October 31, 2013
Assets of discontinued operations:
Cash	$-	$-
Other Assets	$1,077	$1,054
Total assets of discontinued operations	$1,077	$1,054

Liabilities of discontinued operations:
Accounts payables and accrued liabilities	$1,591	$1,557
Total liabilities of discontinued operations	$1,591	$1,557

The summarized statements of operations for Endeavor UK is as follows:

Period from
May 13, 2013
	Three months ended		Six months ended		(Inception) to
	April 30, 2014	April 30, 2013	April 30, 2014	April 30, 2013	April 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Loss from discontinued operations, net of tax	$-	$-	$-	-	$(2,649)

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
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 8, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Endeavor Energy, Inc., (“Endeavor Energy”).  The Company owns the patents acquired from Solid Solar Energy, Inc.  See Note 4.

Note 2 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited interim condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended October 31, 2013 as filed with the SEC, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended October 31, 2013 and 2012. The financial information as of October 31, 2013 is derived from the audited financial statements presented in the Annual Report on Form 10-K for the year ended October 31, 2013.  The accompanying unaudited interim condensed consolidated financial statements should also be read in conjunction with the Form 8-K and 8-K/A filed in May 2013 and July 2013, respectively, with respect to the acquisition of MeshTech. The interim results for the three and six months ended April 30, 2014 are not necessarily indicative of the results to be expected for the year ending October 31, 2014 or for any future interim periods.

Principles of Consolidation and Corporate Structure

The accompanying condensed consolidated financial statements include the accounts of Endeavor IP, Inc. and its wholly-owned subsidiaries. All significant intracompany balances and transactions have been eliminated in consolidation.

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

*This entity is reflected as a discontinued operation as of May 13, 2013

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Development Stage

The Company’s condensed consolidated financial statements are presented as those of a development stage company. Activities during the development stage primarily include organizing the business, raising capital and acquiring additional intellectual property.

Risks and Uncertainties

The Company intends to operate in an industry that is subject to rapid change. The Company's operations will be subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  The Company had no cash equivalents at April 30, 2014 and October 31, 2013, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company recognizes accounts receivable based on billing for the revenue earned from their patent enforcement activities.

The Company has a policy of reserving for questionable accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to bad debt expense after all means of collection have been exhausted and the potential for recovery is considered remote. At April 30, 2014 and October 31, 2013, there was no allowance for bad debt.

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
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
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

Penalties related to uncertain tax positions are recorded as a component of general and administrative expenses. Interest relating to uncertain tax positions is recorded as a component of interest expense. The Company has not recorded any uncertain tax positions at April 30, 2014 or October 31, 2013.

The Company had no material adjustments to its financial statements for unrecognized income tax benefits at April 30, 2014 or October 31, 2013.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Share based payments, excluding restricted stock, are valued using a Black-Scholes Pricing Model (“BSPM”). Share based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. Grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Stock based compensation expenses are included in selling, general and administrative expenses in the condensed consolidated statement of operations.

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

The Company had the following potential common stock equivalents for the three and six months ended April 30, 2014 and 2013:
	Three and six months	Three and six months
	Ended	Ended
	April 30, 2014	April 30, 2013

Stock options, exercise price ($0.75) – former related party	10,000	-
Stock options, exercise price ($0.75)	510,000	-
Stock options, exercise price ($0.69) – related party	2,144,881	-
	2,664,881	-

Since the Company reflected a net loss for the three and six months ended April 30, 2014, the inclusion of any common stock equivalents would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company's financial instruments consisted primarily of cash, accounts payable and debt. The carrying amount of the Company's financial instruments generally approximates its fair value as of April 30, 2014 and October 31, 2013, respectively, due to the short-term nature of these instruments.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. When such events occur, the Company compares the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that impairment is present, the amount of the impairment is calculated as the difference between the excess of the carrying amount over the fair value of the asset. If a readily determinable market price does not exist, fair value is estimated using discounted expected cash flows attributable to the asset. There have been no impairments recorded during the three and six months ended April 30, 2014 and 2013, respectively.

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
Each reporting period, the Company evaluates the remaining useful lives of intangible assets not being amortized to determine whether facts and circumstances continue to support an indefinite useful life. Intangible assets are considered impaired if the fair value of the intangible asset is less than its net book value. If quoted market prices are not available, the fair values of the intangible assets are based on present values of expected future cash flows or royalties avoided using discount rates commensurate with the risks involved.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

Goodwill represents the excess of the purchase price of acquisitions over the acquisition date fair value of the net identifiable tangible and intangible assets acquired. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level.

The Company performs an annual analysis during the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis. Goodwill impairment reviews involve a two-step process. Goodwill is first evaluated for impairment by comparing management's estimate of the fair value of a reporting unit with its carrying value, including goodwill.

Management utilizes a discounted cash flow analysis, referred to as an income approach, to determine the estimated fair value of the reporting units. Significant judgments and assumptions including the discount rate, anticipated revenue growth rate and gross margins, estimated operating and interest expense, and capital expenditures are inherent in these fair value estimates, which are based on the operating and capital budgets and on the Company’s strategic plan. As a result, actual results may differ from the estimates utilized in the income approach. The use of alternate judgments and/or assumptions could result in a fair value that differs from the estimate and could result in the recognition of an impairment charge in the financial statements. As a result of these uncertainties, the Company utilizes multiple scenarios and assigns probabilities to each of the scenarios in the income approach.

The Company also considers indications obtained from market-based approaches. The Company compares market multiples derived from market prices of stock of companies that are engaged in a similar line of business to the corresponding measures of the Company. The Company also considers the combined carrying values of the reporting units to the market capitalization.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment. The amount of impairment is determined by comparing the implied fair value of the reporting unit's goodwill to the carrying value of the goodwill calculated in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than its carrying value, the Company would record an impairment charge for the difference.

Foreign Currency Transactions

The condensed consolidated financial statements are presented in United States Dollars. The Company has bank accounts in foreign currency. The balance of these bank accounts were translated from its local currency (British Pounds) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using weighted average exchange rate for the period.

Transaction gains and losses resulting from foreign currency transactions were recorded as foreign exchange gains or losses in the condensed consolidated statement of operations. The Company did not enter into any financial instruments to offset the impact of foreign currency fluctuations.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recent Accounting Pronouncements

There are no recent accounting pronouncements that have had a material impact on the unaudited condensed consolidated financial statements.

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

In November 2013, the Company entered into a 12 months investor relations consulting agreement which notes a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock of which 50,000 which vest on the date of issuance, 25,000 on the 121st day and the remainder on the 180th day.  As of April 30, 2014, 50,000 shares have been issued.

In January 2014, the Company issued 50,000 shares of restricted common stock pursuant to an investor relations agreement. The Company recorded $21,400 as investor relations expense which is included in general and administrative expenses for the six months ended April 30, 2014.

Employment Agreements – Officers and Directors

On December 24, 2013, the Board of Directors of the Company appointed Franciscus Diaba as a director of the Company.  In connection with the appointment, Mr. Diaba will receive monthly compensation of $1,000 and a one time share issuance of 50,000 shares of the Company’s common stock which vests 6 months from the date of grant.

In January 2014, the Board of Directors changed the monthly compensation of Andrew Uribe, a director, from $750 to $1,000.  In addition, Mr. Uribe was granted a one time share issuance of 50,000 shares of the Company’s common stock which vests 6 months from the date of grant.

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
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Following is a summary of the Company’s litigation efforts:

The Company, through its wholly-owned subsidiary, Endeavor Energy, Inc. (“Endeavor Energy”), filed a patent infringement lawsuit against Tucson Electric Power Company in the United States District Court of Arizona, Case No. 4:13-CV-2396-TUC-RCC. Endeavor Energy is asserting claims of patent infringement related to U.S. Patent No. 7,366,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ‘201 patent.

Endeavor Energy also brought a patent infringement lawsuit against Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. in the United States District Court for the Southern District of New York. The case was filed in the United States District Court for the Southern District of New York (13 CV 6528). Endeavor Energy, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,336,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ’201 patent. Subsequent to April 30, 2014, Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. paid Endeavor Energy to settle the lawsuit.

The Company’s wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”) filed patent infringement lawsuits against two defendants in the United States District Court for the District of Delaware. The two defendants are Itron, Inc. and Elster Solutions, LLC, Case Nos. 1:13-cv-01343-and 1:13-cv-01344, respectively. Endeavor MeshTech, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.” The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent.

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the year ended October 31, 2013, the Company paid $10,000 in royalties, which was recorded as a component of cost of revenues.

The acquisition of these assets, deemed to be a business, resulted in a business combination under ASC No. 805 “Business Combinations”, and the recording of intangible assets (patent portfolios).

The following table summarizes the purchase consideration for the Mesh acquisition:

Consideration

Cash	$800,000
Fair value of total consideration transferred	$800,000

The payment of the total purchase consideration of $800,000 shown above is classified as a use of cash under investing activities in the Condensed Consolidated Statements of Cash Flows.

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

	Actual	Pro Forma	Pro Forma
	May 13, 2013 to October 31, 2013	November 1, 2012 to May 12, 2013	November 1, 2011 to October 31, 2012

Revenues
Finishing Touches (now Endeavor, IP, Inc.)(Consolidated)	$100,000	$-	$23,500
Mesh Comm, LLC	-	-	-
Total Revenues	$100,000	$-	$23,500

Earnings (Loss)
Finishing Touches (now Endeavor, IP, Inc.)	$(581,846)	$(236,401)	$(324,768)
Mesh Comm, LLC	-	(1,805)	(11,128)
Total Earnings (Loss)	$(581,846)	$(238,206)	$(335,896)

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Intangible assets were comprised of the following at April 30, 2014:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(114,752)	$-	$685,248
Patent #2	16	$50,034	$(3,033)	$-	$47,001
Patent #3	11	$50,034	$(4,325)	$-	$45,709
Total		$900,068	$(122,110)	$-	$777,958

For the three and six months ended April 30, 2014, amortization expense related to the intangibles with finite lives totaled $30,874 and $62,789 and was included in general and administrative expenses in the condensed consolidated statement of operations.

There was no amortization expense recorded for the three and six months ended April 30, 2013.

At April 30, 2014, future amortization of intangible assets is as follows:

Year Ending October 31
2014 (remainder of year)	$63,828
2015	126,616
2016	126.963
2017	126,616
2018	126,616
Thereafter	207,319
$777,958

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

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The balance of the notes are reflected as current liabilities as of April 30, 2014 and October 31, 2013.

Interest expense for the three months ended April 30, 2014 and 2013 totaled $70,637 and $19,899, respectively. Interest expense for the six months ended April 30, 2014 and 2013 totaled $139,102 and $35,899, respectively.

Accrued interest as of April 30, 2014 and October 31, 2013 totaled $330,248 and $191,146, respectively.

Note 7 Stockholders’ Deficit

(A) Common Stock

During the six months ended April 30, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – related party – (1)	100,000	$72,000	$0.72
Services – related party – (2)	1,072,441	$788,244	$0.735
Services – (3)	50,000	$52,500	$1.05
Services – (4)	50,000	$21,400	$0.72
Services – (5)	100,000	$11,813	$0.28
Total	1,372,441	$945,967

(1)
Two directors of the Company will each receive 50,000 shares of the Company’s common stock in connection with their appointment.  The stock shall vest 6 months from the date of grant.  The value of the stock was reflected as deferred compensation with the Company recognizing $36,000 and $42,000 in compensation expense; included in general and administrative expenses, for the three and six months ended April 30, 2014.

(2)
Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Ravinder received 1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.  The value of the stock was reflected as deferred compensation with the Company recognizing $49,265 and $57,476 in compensation expense; included in general and administrative expenses, for the three and six months ended April 30, 2014.

(3)
In November 2013, the Company entered into a 12 months investor relations consulting agreement which notes a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock of which 50,000 which vest on the date of issuance, 25,000 on the 121st day and the remainder on the 180th day. The value of the stock was reflected as investor relations expense of $52,500; included in general and administrative expenses for the three and six months ended April 30, 2014.

(4)
In January 2014, the Company issued 50,000 shares of restricted common stock pursuant to an investor relations agreement. The agreement states that the shares will vest over a six month period. The value of the stock is reflected over this vesting period and the Company recorded $21,400 as investor relations expense which is included in general and administrative expenses for the three and six months ended April 30, 2014.

(5)
In February 2014, the Company granted 100,000 shares of restricted common stock pursuant to the consulting agreement signed in May 2013. The agreement states that the shares shall vest over a six month period. The value of the stock is reflected over this vesting period and the Company recorded $11,813 as professional fees which is included in general and administrative expenses for the three and six months ended April 30, 2014.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the year ended October 31, 2013, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – related party – (May 2013) (6)	133,336	$27,240	$0.20
Settlement of payables (October 2013) (8)	47,619	$40,477	$0.85
Acquisition of patents (May 2013) (7)	666,666	$67	$0.0001
Total	847,621	$67,784

The fair value of all stock issued above was based upon the agreed upon value per share on the day of issuance, which represented the best evidence of fair value.

(6)
Shares vest one year from issuance.  For the year ended October 31, 2013, the Company recognized $12,485 in compensation expense which is included in general and administrative expenses. In January 2014, the CEO to whom the shares were granted resigned.  As such, the shares issued never vested; the Company cancelled all of the outstanding shares issued to the CEO on March 7, 2014 and has reversed the expense of $12,485 as of January 31, 2014 in accordance with ASC 718.

(7)
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

(8)	In October 2013, the Company settled $25,000 of accounts payable for 47,619 shares valued at $40,477 ($0.85). The fair value of this stock award was based upon the quoted closing trading price.

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

During the three months ended April 30, 2014 and 2013, the Company expensed $118,488 and $0, respectively, pertaining to common stock issued for services. During the six months ended April 30, 2014 and 2013, the Company expensed $172,714 and $0, respectively, pertaining to common stock issued for services.

(B) Stock Options

The Company applied fair value accounting for all share based payments awards.  The fair value of each option granted is estimated on the date of grant using the BSPM.

The assumptions used for options granted during the three and six months ended April 30, 2014 are as follows:

Exercise price	$0.69
Expected dividends	0%
Expected volatility	110%
Risk free interest rate	0.8%
Expected life of option	5 years
Expected forfeiture	0%

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The assumptions used for options granted during the year ended October 31, 2013 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69%
Risk free interest rate	0.08%-0.61%
Expected life of option	2 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2013	520,000	$0.75	1.29	$-
Granted	2,144,881	0.69	3.97	-
Exercised	-			-
Cancelled/Modified	-			-
Balance – April 30, 2014 – outstanding	2,664,881	0.70	3.97	-
Balance – April 30, 2014 – exercisable	520,000	$0.75	1.04	$-

Outstanding options held related party – April 30, 2014	2,144,881	$0.735	4.92	$-
Exercisable options held by related party – April 30, 2014	-	$-	-	$-
Outstanding options held by former related party – April 30, 2014	510,000	$0.75	1.04	$-
Exercisable options held by former related party – April 30, 2014	510,000	$0.75	1.04	$-

The following is a summary of the Company’s stock options granted during the three and six months ended April 30, 2014

	Options	Value	Purpose for Grant
Grant to related party	2,144,881	$1,250,865	Services to be rendered

The following is a summary of the Company’s stock options granted during the year ended October 31, 2013:

	Options	Value	Purpose for Grant
Grant to former related party	500,000	$1,235	Services rendered
Grant to related party	10,000	$922	Services rendered
Grant to consultant	10,000	$922	Services rendered

All options granted were fully vested on the grant date.

On May 13, 2013, the Board of Directors approved the amendment and restatement of the Company’s Bylaws in order to, among other things, include revised provisions relating to board and stockholder meetings and indemnification of officers and directors.

Endeavor IP, Inc. and Subsidiaries
(F/K/A Finishing Touches Home Goods, Inc.)
(Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On May 13, 2013, the Board of Directors approved an Amended and Restated Articles of Incorporation to authorize (i) the change of the Company’s name to “Endeavor IP, Inc.” from “Finishing Touches Home Goods, Inc.,” (ii) increase the authorized capital stock to 225,000,000 shares, consisting of 200,000,000 shares of common stock and 25,000,000 shares of “Blank Check” Preferred Stock, and (iii) change the par value of the capital stock to $0.0001 per share from $0.001 per share. On May 15, 2013, the Company filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada.

In August 2013, the Company issued 10,000 fully vested stock options to its former Chief Executive Officer. The options are exercisable at $0.75 per share for a period of 2 years.

In August 2013, the Company issued 10,000 fully vested stock options to a consultant. The options are exercisable at $0.75 per share for a period of 2 years.

On January 3, 2014, the CEO of the Company was granted the option to purchase 2,144,881 common shares exercisable at $0.69 per share.  The options expire on January 2, 2019 and vest at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

During the three months ended April 30, 2014 and 2013, the Company expensed $69,492 and $0, respectively, pertaining to options issued. During the six months ended April 30, 2014 and 2013, the Company expensed $92,656 and $0, respectively, pertaining to options issued.

Note 8 Going Concern

As reflected in the accompanying condensed consolidated financial statements, the Company is in the development stage with minimal operations, used cash in operations of $287,313 and has a net loss from continuing operations for the six months ended April 30, 2014 of $1,043,285. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 9 Subsequent Events

Subsequent to April 30, 2014, Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. paid the Company to settle the lawsuit.

During June 2014, the Company entered into an agreement for the issuance of a $68,000 convertible note. The note accrues interest at a rate of 8% and matures on March 17, 2015. The note is convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion.

During June 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at a rate of 8% and matures on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note was received upon execution of the agreement. The remaining $31,500 or “back-end note” is due to the Company from the lender.

On June 11, 2014, the Company entered into a $335,000 convertible note agreement with a third party lender.  The Company received $75,000 from the lender upon execution of the note. The note contains an original issue discount of 10% or $35,000. The note will remain interest free during the first 90 days after execution of the agreement, after that date, a one-time interest charge of 12% will be applied to the principal. The maturity date of the note is two years from the date of the agreement. The note can be converted into shares of common stock at any time at a conversion rate of the lesser of $0.05 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion.

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

References in this report to “Endeavor IP, Inc.,” “Company,” “we,” “our,” or “us” refer to Endeavor IP, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  On June 14, 2012, we disposed of our wholly-owned subsidiary, Finishing Touches Home Goods, Inc. (Canada) (the “FTHG Canada”) for nominal consideration.  This subsidiary did not conduct any material operations prior to its disposition. The disposition followed a determination by management that it would be in the best interest of the Company to enter other business opportunities. The Company is now solely in the business of the development and commercialization of intellectual property assets.  Our activities generally include the acquisition and development of patents through internal or external research and the monetization of those patents.

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

On May 13, 2013, our Board of Directors approved an Amended and Restated Articles of Incorporation to authorize (i) the change of our name to “Endeavor IP, Inc.” from “Finishing Touches Home Goods, Inc.,” (ii) increase our authorized capital stock to 225,000,000 shares, consisting of 200,000,000 shares of common stock and 25,000,000 shares of “Blank Check” Preferred Stock, and (iii) change the par value of our capital stock to $0.0001 per share from $0.001 per share. On May 15, 2013, we filed the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada

On May 13, 2013, we sold a 12% unsecured promissory note to an accredited investor pursuant to the terms of a Note Purchase Agreement with gross proceeds to us of $1,500,000.  The Note accrues interest at the rate of 12% per annum and is due and payable eighteen months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  Notwithstanding the foregoing, the maturity date of the Note shall accelerate and the Note shall become due and payable within 15 days following the date that we (i) obtain recoveries from enforcement of any patents or intellectual property rights of a minimum aggregate amount of $1,000,000 through settlement judgment or licensing and (i) we close on the sale of any equity or equity linked securities in the minimum amount of $1,000,000 net proceeds to us.

On August 28, 2013, the Company announced the implementation of a forward split of its issued and outstanding Common Stock on a 1 for 14 basis.  All per share numbers herein are reflective of such forward split.

On December 24, 2013, the Board of Directors of the Company appointed Franciscus Diaba as a director of the Company. On January 3, 2014, the Company appointed Ravinder Dhat as its Chief Executive Officer and Chairman of the Board upon the resignation of Camron Gray as an officer and director of the Company.

Going Concern

As reflected in the accompanying unaudited interim condensed consolidated financial statements, we incurred a net loss of $1,043,285 and had net cash used in operations of $287,313 for the six months ended April 30, 2014 and a working capital and stockholders’ deficit of $2,641,594 and $1,863,636, respectively as of April 30, 2014.  These factors raise substantial doubts about our ability to continue as a going-concern.

Due to the uncertainty of our ability to generate sufficient revenues from our operating activities and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due, in their report to our audited financial statements for the year ended October 31, 2013, our registered independent auditors included additional comments indicating concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our registered independent auditors. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of discontinued operations for Endeavor UK subsidiary and FTHG Canada for the three months ended April 30, 2014 and 2013 were as follows:

	For the three months	For the three months
	Ended	Ended
	April 30, 2014	April 30, 2013

Loss from operation of discontinued operations, net of tax	$-	$-

Three Months Ended April 30, 2014 compared to Three Months Ended April 30, 2013

Revenue

We did not have any revenues for the three months ended April 30, 2014 and 2013.

Operating Expenses

During the three months ended April 30, 2014, we incurred legal, accounting and auditors’ fees of $154,123, an increase of $116,218 or 307% compared to $37,905 during the three months ended April 30, 2013. The increase was due to additional professional services engaged by us during the three months ended April 30, 2014 from increased activities.

During the three months ended April 30, 2014, we incurred officer salary and wages of $198,387, an increase of $167,137 or 535% from $31,250 during the three months ended April 30, 2013. The increase is a result of compensation and stock based compensation paid to the officers.

During the three months ended April 30, 2014, we incurred management, consulting and director fees of $94,547, an increase of $88,547 or 1476% from $6,000 during the three months ended April 30, 2013. The changes resulted from consulting agreements during the year and compensation paid to additional appointed directors.

During the three months ended April 30, 2014, we incurred other general and administrative expenses of $107,682, an increase of $107,682 or 100% from $0 during the three months ended April 30, 2013. The changes resulted mainly from investor relations, travel expenses and insurance which we incurred during the three months ended April 30, 2014 due to an increase in operations compared to the three months ended April 30, 2013.

Other Expenses

During the three months ended April 30, 2014, we incurred interest expense of $70,637 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2013 and 2012, an increase of $50,738 or 255% from $19,899 during the three months ended April 30, 2013.   The increase is mainly attributable to the issuance of a $1,500,000 promissory note in May 2013 with an interest rate of 12%.

Net Loss

For the three months ended April 30, 2014, we incurred a net loss of $625,376, an increase of $525,728, or 528% as compared to a net loss of $99,648 for the three months ended April 30, 2013 primarily due to increased operating expenses.

Results of discontinued operations for Endeavor UK subsidiary and FTHG Canada for the six months ended April 30, 2014 and 2013 were as follows:

	For the six months	For the six months
	Ended	Ended
	April 30, 2014	April 30, 2013

Loss from operation of discontinued operations, net of tax	$-	$-

Six Months Ended April 30, 2014 compared to Six Months Ended April 30, 2013

Revenue

We did not have any revenues for the six months ended April 30, 2014 and 2013.

Operating Expenses

During the six months ended April 30, 2014, we incurred legal, accounting and auditors’ fees of $284,402, an increase of $216,204 or 317% compared to $68,198 during the six months ended April 30, 2013. The increase was due to additional professional services engaged by us during the six months ended April 30, 2014 from increased activities.

During the six months ended April 30, 2014, we incurred officer salary and wages of $254,652, an increase of $169,163 or 198% from $85,489 during the six months ended April 30, 2013. The increase is a result of compensation and stock based compensation paid to the officers.

During the six months ended April 30, 2014, we incurred management, consulting and director fees of $178,297, an increase of $172,297 or 2872% from $6,000 during the six months ended April 30, 2013. The changes resulted from consulting agreements entered into relating to investor relations and compensation paid to additional appointed directors.

During the six months ended April 30, 2014, we incurred other general and administrative expenses of $191,852, an increase of $106,757 or 100% from $0 during the six months ended April 30, 2013. The changes resulted mainly from investor relations, travel expenses and insurance which we incurred during the three months ended April 30, 2014 due to an increase in operations compared to the three months ended April 30, 2013.

Other Expenses

During the six months ended April 30, 2014, we incurred interest expense of $139,102 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2013 and 2012, an increase of $103,203 or 287% from $35,899 during the six months ended April 30, 2013.   The increase is mainly attributable to the issuance of a $1,500,000 promissory note in May 2013 with an interest rate of 12%.

Net Loss

For the six months ended April 30 2014, we incurred a net loss of $1,043,285, an increase of $838,328, or 409% as compared to a net loss of $204,957 for the six months ended April 30, 2013 primarily due to increased operating expenses.

Liquidity and Capital Resources

As of April 30, 2014 and October 31, 2013, we had cash balances of $5,155 and $297,507, respectively.  As of April 30, 2014, we had working capital deficit of $2,641,594, an increase of $720,157 or 37% compared to working capital deficit of $1,921,437 at October 31, 2013.   The significant increase is a result of increased accrued interest and increased capital used in operations.

Net cash used in operating activities for the six months ended April 30, 2014 was $287,313, an increase of $148,419 or 107% compared with net cash used in operating activities of $138,894 for the six months ended April 30, 2013.  The increase in net cash used in operations was due to an increase in loss from continuing operations.

Subsequent to the current reporting period, we were able to obtain short term debt financing.  During June 2014, we raised $105,000 through the issuance of convertible notes, the terms of which are set forth elsewhere in this quarterly report.

For the long term; however, we must raise additional funds or increase revenues from licensing our patents in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity or debt securities, or loans from our directors or financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

At the present time, aside from that identified above, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubt as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. If we cannot get the needed capital, we may not be able to become profitable and may have to curtail or cease our operations.

We expect to incur losses as we implement our business plan to develop and commercialize intellectual property assets. To date, our cash flow requirements have been primarily met by equity and debt financing as well as minimal revenues from licensing efforts. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements for our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Off Balance Sheet Arrangements

As of the date of this report, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Based on the foregoing, Mr. Dhat concluded that as of April 30, 2014, our disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Changes in internal control over financial reporting.

In May 2014, the Company engaged Brio Financial Group (“Brio”), an outsourced financial reporting firm to accommodate our continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services. Other than the engagement of Brio, there were no additional material changes in our Company’s internal control over financial reporting during the quarter ended April 30, 2014, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

Endeavor Energy also brought a patent infringement lawsuit against Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. in the United States District Court for the Southern District of New York. The case was filed in the United States District Court for the Southern District of New York (13 CV 6528). Endeavor Energy, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,336,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ’201 patent. Subsequent to April 30, 2014, Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. paid Endeavor Energy to settle the lawsuit.

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

In January 2014, the Company granted 50,000 shares of restricted common stock pursuant to an investor relations agreement. The agreement states that the shares will vest over a six month period from the date of grant as consideration for services provided to the Company.

In February 2014, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement signed in May 2013. The agreement states that the shares shall vest over a six month period from the date of grant as partial consideration for services provided to the Company.

The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(a)(2) and/or Rule 506 promulgated thereunder.

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

Date: June 23, 2014

ENDEAVOR IP, INC.

By:	/s/ Ravinder Dhat
Ravinder Dhat
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)