Form 10-Q
period 2014-07-31
ENDEAVOR IP, INC.
filed 2014-09-15
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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
Phone: 212-858-7514
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

As of September 15, 2014, there were 44,086,726 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

-i-

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2014 AND DECEMBER 31, 2013

	July 31, 2014	October 31, 2013
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$122,356	$297,507
Accounts receivable	500,000	-
Prepaid expenses	4,604	6,500
Assets from discontinued operations	1,086	1,054
Total Current Assets	628,046	305,061

Debt issuance costs	20,726	-

Intangibles	746,043	840,747

Total Assets	$1,394,815	$1,145,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$370,265	$90,217
Notes payable	1,900,000	1,900,000
Convertible notes payable - net of debt discount	63,879	-
Payroll tax payable	42,832	3,578
Accured compensation - officers	-	40,000
Accrued interest	404,382	191,146
Derivative liabilities	185,872	-
Liabilities from discontinued operations	1,603	1,557
Total Current Liabilities	2,968,833	2,226,498

Long Term Liabilities
Derivative liabilities	175,587	-
Total Long Term Liabilities	175,587	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred Stock, par value $0.0001: 25,000,00 authorized; None issued and outstanding	-	-
Common stock par value $0.0001: 200,000,000 shares authorized; 44,086,726 and 42,874,621 shares issued and outstanding	4,409	4,285
Additional paid-in capital	1,249,293	139,630
Accumulated deficit	(2,992,472)	(1,204,049)
Accumulated other comprehensive loss:	(10,835)	(5,801)
Deferred compensation	-	(14,755)

Total Stockholders' Deficit	(1,749,605)	(1,080,690)

Total Liabilities and Stockholders' Deficit	$1,394,815	$1,145,808

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2014 AND 2013
(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	Ended	Ended	Ended	Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$700,000	$100,000	$700,000	$100,000

Cost of Revenues	183,071	55,000	398,687	55,000

GROSS MARGIN	516,929	45,000	301,313	45,000

GENERAL AND ADMINISTRATIVE EXPENSES	451,168	241,399	1,144,755	359,034

INCOME (LOSS) FROM OPERATIONS	65,761	(196,399)	(843,442)	(314,034)

OTHER GAIN (EXPENSE):
Government incentive	-	-	-	-
Interest expense	(130,259)	(64,616)	(269,361)	(100,515)
Change in fair value of derivative liabilities	863	-	863	-
Foreign currency transaction (gain) loss	-	737	5,020	(8,634)

Total other expense	(129,396)	(63,879)	(263,478)	(109,149)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(63,635)	(260,278)	(1,106,920)	(423,183)

INCOME TAX PROVISION	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(63,635)	(260,278)	(1,106,920)	(423,183)

DISCONTINUED OPERATIONS
Gain on disposition of discontinued operations, net of taxes	-	-	-	-
Loss from operation of discontinued operations, net of tax	-	(2,014)	-	(44,065)
LOSS FROM DISCONTINUED OPERATIONS	-	(2,014)	-	(44,065)

NET LOSS	(63,635)	(262,292)	(1,106,920)	(467,248)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(3)	2,621	(5,034)	9,413

COMPREHENSIVE INCOME (LOSS)	$(63,638)	$(259,671)	$(1,111,954)	$(457,835)

EARNINGS PER COMMON SHARE - BASIC AND DILUTED:

Continuing Operations	$(0.00)	$(0.00)	$(0.03)	$(0.00)
Discontinued Operations	$-	$(0.00)	$-	$(0.00)
Total earnings per common share	$(0.00)	$(0.00)	$(0.03)	$(0.00)

	43,986,726	54,556,522	43,790,720	101,923,810

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED JULY 31, 2014
(Unaudited)

	Common stock, $0.0001 Par Value		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance, October 31, 2012	126,000,000	$12,600	$60,362	$(385,802)	$(2,718)	$(315,558)

Capital contribution - related party			100			100

Cancellation of shares - former related party	(84,000,000)	(8,400)	8,390			(10)

Shares issued in connection with acquisition of intellectual property ($0.0001/share)						67

Stock issued for services - related party ($0.20/share)	133,336	13	27,227			27,240

Stock issued for services - related party ($0.20/share)			(27,240)			(27,240)

Settlement of accounts payable - ($0.85/share)	47,619	5	40,472			40,477

Options granted for services rendered - former related party	-	-	1,235			1,235

Options granted for services rendered - officer	-	-	922			922

Options granted for services rendered	-	-	922			922

Stock issued for future services - related party earned during the period			12,485			12,485

Comprehensive income (loss)
Foreign currency translation gain (loss)					(3,083)	(3,083)
Net Loss				(818,247)		(818,247)
Total comprehensive income (loss)						(821,330)
						-

Balance, October 31, 2013	42,847,621	4,285	124,875	(1,204,049)	(5,801)	(1,080,690)

Stock issued for services - related party ($0.72 - $0.735/share)	1,172,441	117	860,127	(860,244)	-	-

Stock issued for services - ($1.05/share)	50,000	5	52,495	-	-	52,500

Stock issued for services - ($0.43/share)	50,000	5	35,995	-	-	36,000

Stock issued for services - ($0.12/share)	100,000	10	26,125	-	-	26,135

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	-	-	-		-

Recognition of deferred compensation - related party	-	-	-	178,741	-	178,741

Options granted for services rendered - officer	-	-	162,148	-	-	162,148

Reversal of unvested deferred compensation - related party	(133,336)	(13)	(12,472)	-	-	(12,485)

Comprehensive income (loss)
Foreign currency translation gain (loss)					(5,034)	(5,034)
Net Loss	-	-	-	(1,106,920)	-	(1,106,920)
Total comprehensive income (loss)						(1,111,954)

Balance, July 31, 2014	44,086,726	$4,409	$1,249,293	$(2,992,472)	$(10,835)	$(1,749,605)

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2014
(Unaudited)

	For the Nine Months	For the Nine Months
	Ended	Ended
	July 31, 2014	July 31, 2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(1,106,921)	$(423,183)
Loss from discontinued operations	-	(44,065)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	443,039	6,911
Loss on settlement of accounts payable	-	-
Amortization of intangible assets	94,704	27,405
Amortization of debt issuance costs	1,924	-
Accretion of debt discount	54,201	-
Change in fair value of derivative liabilities	(863)	-
Changes in operating assets and liabilities
Assets of discontinued operations	(32)	(1,247)
Liabilities of discontinued operations	46	(19,839)
Prepaid expenses	1,896	-
Accounts receivable	(500,000)	(49,980)
Accounts payable and accrued expenses	280,055	108,594
Accrued interest	213,236	100,515
Payroll taxes payable	39,254	-
Accrued compensation-officers	(40,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(519,461)	(294,889)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	-	(900,000)

NET CASH USED IN INVESTING ACTIVITIES	-	(900,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES
Proceeds from note payable	-	1,500,000
Proceeds from convertible notes payable	372,000	-
Cash paid for debt issuance costs	(22,650)	-
Capital contribution - related party	-	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	349,350	1,500,100

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,040)	8,657

NET CHANGE IN CASH	(175,151)	313,868

Cash at beginning of period	297,507	136,639

Cash at end of period	$122,356	$450,507

NON CASH FINANCING AND INVESTING ACTIVITIES:
Cancellation of shares - former related party	$27,240	$8,400
Shares issued in connection with patents acquired	$-	$67
Debt discount recorded on convertible debt and warrants	$362,322	$-

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC.

JULY 31, 2014 AND 2014
(Unaudited)

Note 1 - Nature of Operations

Nature of Operations and Discontinued Operations

Endeavor IP, Inc.

Endeavor IP, Inc. (“Endeavor” or the “Company”), was incorporated under the laws of the State of Nevada on December 8, 2009.

Endeavour Principle Capital Limited – UK – Discontinued Operations

On January 13, 2012, Mark Hunter, the Company’s former officer and director, formed a private limited company Endeavour Principle Capital Limited (“Endeavour UK”), a corporation in the United Kingdom, on behalf of the Company and later transferred the 100% ownership to the Company at no charge.

On May 13, 2013, the Company decided to no longer operate Endeavor UK and is in the process of winding down all activities and expects this to occur within the next 18 months.  As a result, this subsidiary is reported as a discontinued operation.

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

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations," respectively in the accompanying condensed consolidated balance sheets at July 31, 2014 (unaudited) and October 31, 2013 and consist of the following:

	July 31, 2014	October 31, 2013
Assets of discontinued operations:
Cash	$-	$-
Other Assets	$1,086	$1,054
Total assets of discontinued operations	$1,086	$1,054

Liabilities of discontinued operations:
Accounts payables and accrued liabilities	$1,603	$1,557
Total liabilities of discontinued operations	$1,603	$1,557

Endeavor UK was inactive for the reporting periods presented.

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

Formation of Subsidiaries to Acquire Intellectual Property

On May 6, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Endeavor MeshTech, Inc. (“MeshTech”).  The Company owns the two patents and one patent application acquired in connection with the business acquisition of Mesh Comm, LLC.

On July 8, 2013, the Company formed its wholly-owned subsidiary in the State of Delaware, Endeavor Energy, Inc. (“Endeavor Energy”).  The Company owns the patents acquired from Solid Solar Energy, Inc.  See Note 4.

Note 2 - Significant and Critical Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended October 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2014.

The accompanying unaudited interim condensed consolidated financial statements should also be read in conjunction with the Form 8-K and 8-K/A filed in May 2013 and July 2013, respectively, with respect to the acquisition of MeshTech. The interim results for the three months and nine months ended July 31, 2014 are not necessarily indicative of the results to be expected for the year ending October 31, 2014 or for any future interim periods.

Fiscal Year-End

The Company elected October 31st as its fiscal year ending date.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Allowance for doubtful accounts: Management’s estimate of the allowance for doubtful accounts is based on historical sales, historical loss levels, and an analysis of the collectability of individual accounts; and general economic conditions that may affect a client’s ability to pay. The Company evaluated the key factors and assumptions used to develop the allowance in determining that it is reasonable in relation to the financial statements taken as a whole.

(iii)
Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iv)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(v)
Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Principles of Consolidation and Corporate Structure

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification ("ASC") to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of Subsidiary or Consolidated Entity	Place of Formation/Incorporation (Jurisdiction)	Date of Incorporation (Date of Disposition, if Applicable)	Attributable Interest

Endeavour UK (*)	United Kingdom	January 13, 2012 (May 13, 2013)	100%

Endeavor MeshTech, Inc.	Delaware	May 6, 2013	100%

Endeavor Energy, Inc.	Delaware	July 8, 2013	100%

*This entity is reflected as a discontinued operation as of May 13, 2013

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses.

Business Combinations

The Company applies Topic 805 “Business Combinations” of the FASB Accounting Standards Codification (formerly Statement of Financial Accounting Standards No. 141 (R) “Business Combinations” (“SFAS No. 141(R)”)) for transactions that represent business combinations to be accounted for under the acquisition method.  Pursuant to ASC Paragraph 805-10-25-1 in order for a transaction or other event to be considered as a business combination it is required that the assets acquired and liabilities assumed constitute a business. Upon determination of transactions representing business combinations the Company then (i) identifies the accounting acquirer; (ii) identifies and estimates the fair value of the identifiable tangible and intangible assets acquired, separately from goodwill; (iii) estimates the business enterprise value of the acquired entities; (iv) allocates the purchase price of acquired entities to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values at the date of acquisition.  The excess of the liabilities assumed and the purchase price over the assets acquired was recorded as goodwill and the excess of the assets acquired over the liabilities assumed and the purchase price was recorded as a gain from bargain purchase.

Identification of the Accounting Acquirer

The Company used the existence of a controlling financial interest to identify the acquirer—the entity that obtains control of the acquiree in accordance with ASC paragraph 805-20-25-5 and identifies the acquisition date, which is the date on which it obtains control of the acquiree in accordance with ASC paragraph 805-20-25-6.  The date on which the acquirer obtains control of the acquiree generally is the date on which the acquirer legally transfers the consideration, acquires the assets, and assumes the liabilities of the acquiree—the closing date.

Intangible Assets Identification, Estimated Fair Value and Useful Lives

In accordance with ASC Section 805-20-25 as of the acquisition date, the acquirer shall recognize, separately from goodwill, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. Recognition of identifiable assets acquired and liabilities assumed is subject to the conditions specified in ASC paragraphs 805-20-25-2 through 25-3.

The recognized intangible assets of the acquiree were valued through the use of the market, income and/or cost approach, as appropriate. The Company utilizes the income approach on a debt-free basis to estimate the fair value of the identifiable assets acquired in the acquiree at the date of acquisition with the assistance of the third party valuation firm.  This method eliminates the effect of how the business is presently financed and provides an indication of the value of the total invested capital of the Company or its business enterprise value.

Business Enterprise Valuation

The Company utilizes the income approach – discounted cash flows method to estimate the business enterprise value with the assistance of the third party valuation firm.  The income approach considers a given company's future sales, net cash flow and growth potential.  In valuing the business enterprise value of business acquired, the Company forecasted sales and net cash flow for the acquiree for five (5) years into the future and used a discounted net cash flow method to determine a value indication of the total invested capital of the acquiree.  The basic method of forecasting involves using past experience to forecast the future. The next step was to discount these projected net cash flows to their present values.  One of the key elements of the income approach is the discount rate used to discount the projected cash flows to their present values.  Determining an appropriate discount rate is one of the more difficult parts of the valuation process.  The applicable rate of return or discount rate, the rate investors in closely-held companies require as a condition of acquisition, varies from time to time, depending on economic and other conditions.  The discount rate is determined after considering the overall risk of the investment, which includes: (1) operating and financial risk in the business enterprise or asset; (2) current and projected profitability and growth; (3) risk of the respective industry; and (4) the equity risk premium relative to Treasury bonds.  The discount rate is also affected by an analyst's judgment regarding the credibility of the income projections.  The discount rate rises as the projections become increasingly optimistic, or falls as the degree of certainty increases.

Inherent Risk in the Estimates

Management makes estimates of fair values based upon assumptions believed to be reasonable.  These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from revenues, customer relationships, key management and market positions, assumptions about the period of time the acquired trade names will continue to be used in the Company’s combined portfolio of products and/or services, and discount rates used to establish fair value.  These estimates are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay.

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

There was no allowance for doubtful accounts at July 31, 2014 or October 31, 2013, or bad debt expense for the reporting periods then ended.

The Company does not have any off-balance-sheet credit exposure to its customers at July 31, 2014 or October 31, 2013.

Debt Issuance Costs

Debt issuance costs are amortized using straight line method over the terms of the notes.

Intangible Assets Other Than Goodwill

The Company has adopted Subtopic 350-30 of the FASB Accounting Standards Codification for intangible assets other than goodwill.  Under the requirements, the Company amortizes the acquisition costs of intangible assets other than goodwill on a straight-line basis over the estimated useful lives of the respective assets as follows:

Patent portfolios, acquired from May to July 2013, that have finite useful lives, are amortized on the straight-line method over their useful lives ranging from 7 to 16 years. Costs incurred to acquire these patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Derivative Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company marks to market the fair value of the embedded derivative warrants at each balance sheet date and records the change in the fair value of the embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue is recognized, for paid-up licenses, as of the date each license agreement or settlement is signed, or when an enforceable agreement is reached.

The Company makes estimates and judgments when determining whether the collectability of fees receivable from licensees is reasonably assured. The Company assesses the collectability of fees receivable based on a number of factors, including past transaction history and the credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectability may have been an issue. The Company’s estimates regarding collectability impact the actual revenues recognized each period and the timing of the recognition of revenues. The Company’s assumptions and judgments regarding future collectability could differ from actual events and thus materially impact our financial position and results of operations.

The Company generally receives a one-time, lump sum payment, in exchange for granting a non-exclusive license. At the time of payment, there are typically no further obligations for the Company or any licensee.

Revenues from patent enforcement activities have accounted for 100% of revenues since the Company’s inception.

Costs of Revenue

Costs of revenue include the costs and expenses incurred in connection with the Company’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees and other patent related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties. These expenses are included in the consolidated statements of operations in the period that the related revenues are recognized.

The Company pays a contingency fee of approximately 25%-40% of gross recoveries from litigation settlements. These fees are based upon a gradual scale as negotiated between the Company and its legal counsel.

Costs of revenue do not include expenses related to product development, integration or support, as these are included in general and administrative expenses.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for share-based payment transactions issued to employees under the guidance of the Topic 718 Compensation—Stock Compensation of the FASB Accounting Standards Codification (“ASC Topic 718”).

Pursuant to ASC Section 718-10-20 an employee is an individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. Internal Revenue Service (“IRS”) Revenue Ruling 87-41. A non-employee director does not satisfy this definition of employee. Nevertheless, non-employee directors acting in their role as members of a board of directors are treated as employees if those directors were elected by the employer’s shareholders or appointed to a board position that will be filled by shareholder election when the existing term expires. However, that requirement applies only to awards granted to non-employee directors for their services as directors. Awards granted to non-employee directors for other services shall be accounted for as awards to non-employees.

Pursuant to ASC Paragraphs 718-10-30-2 and 718-10-30-3 a share-based payment transaction with employees shall be measured based on the fair value of the equity instruments issued and an entity shall account for the compensation cost from share-based payment transactions with employees in accordance with the fair value-based method, i.e., the cost of services received from employees in exchange for awards of share-based compensation generally shall be measured based on the grant-date fair value of the equity instruments issued or the fair value of the liabilities incurred/settled.

Pursuant to ASC Paragraphs 718-10-30-6 and 718-10-30-9 the measurement objective for equity instruments awarded to employees is to estimate the fair value at the grant date of the equity instruments that the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments (for example, to exercise share options). That estimate is based on the share price and other pertinent factors, such as expected volatility, at the grant date. As such, the fair value of an equity share option or similar instrument shall be estimated using a valuation technique such as an option pricing model. For this purpose, a similar instrument is one whose fair value differs from its intrinsic value, that is, an instrument that has time value.

If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in its most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.
b.
The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.
d.
The expected volatility of the price of the underlying share for the expected term of the option. Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement. Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market. The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.
The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.
The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeitability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

Pursuant to ASC Paragraphs 718-10-35-2 and 718-10-35-3 the compensation cost for an award of share-based employee compensation classified as equity shall be recognized over the requisite service period, with a corresponding credit to equity (generally, paid-in capital). The requisite service period is the period during which an employee is required to provide service in exchange for an award, which often is the vesting period.  The total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation shall be based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). An entity shall base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. That estimate shall be revised if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered shall be recognized in compensation cost in the period of the change. Previously recognized compensation cost shall not be reversed if an employee share option (or share unit) for which the requisite service has been rendered expires unexercised (or unconverted).

Under the requirement of ASC Paragraph 718-10-35-8 the Company made a policy decision to recognize compensation cost for an award with only service conditions that has a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC Paragraphs 505-50-30-2 and 505-50-30-11 share-based payment transactions with nonemployees shall be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date: (a) The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); or (b) The date at which the counterparty's performance is complete. If the Company’s common shares are traded in one of the national exchanges the grant-date share price of the Company’s common stock will be used to measure the fair value of the common shares issued, however, if the Company’s common shares are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the option.
b.
The expected term of the option, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

c.	The current price of the underlying share.
d.
The expected volatility of the price of the underlying share for the expected term of the option.  Pursuant to ASC Paragraph 718-10-55-25 a newly publicly traded entity might base expectations about future volatility on the average volatilities of similar entities for an appropriate period following their going public. A nonpublic entity might base its expected volatility on the average volatilities of otherwise similar public entities. For purposes of identifying otherwise similar entities, an entity would likely consider characteristics such as industry, stage of life cycle, size, and financial leverage. Because of the effects of diversification that are present in an industry sector index, the volatility of an index should not be substituted for the average of volatilities of otherwise similar entities in a fair value measurement.  Pursuant to paragraph 718-10-S99-1 if shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.  The Company uses the average historical volatility of the comparable companies over the expected term of the share options or similar instruments as its expected volatility.

e.
The expected dividends on the underlying share for the expected term of the option. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

f.
The risk-free interest rate(s) for the expected term of the option. Pursuant to ASC 718-10-55-28 a U.S. entity issuing an option on its own shares must use as the risk-free interest rates the implied yields currently available from the U.S. Treasury zero-coupon yield curve over the contractual term of the option if the entity is using a lattice model incorporating the option’s contractual term. If the entity is using a closed-form model, the risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Pursuant to ASC paragraph 505-50-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended July 31, 2014 or 2013.

Earnings per Share

Earnings Per Share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Nine months	Nine months
	Ended	Ended
	July 31, 2014	July 31, 2013

Stock options, exercise price ($0.75) – former related party	10,000	-
Stock options, exercise price ($0.75)	510,000	-
Stock options, exercise price ($0.69) – related party	2,144,881	-
Warrants	55,800	-
Convertible notes payable	54,235,022	-
	56,955,703	-

Since the Company reflected a net loss for the three and nine months ended July 31, 2014, the inclusion of any common stock equivalents would have been anti-dilutive.

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

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

The financial records of the Company's discontinued subsidiaries are maintained in their local currency, which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Foreign Currency Transactions

The Company has bank accounts in foreign currency. The balances of these bank accounts were translated from its local currency (British Pounds) into the reporting currency, U.S. dollars, using period end exchange rates. The resulting translation adjustments were recorded as a separate component of accumulated other comprehensive loss. Revenues and expenses were translated using weighted average exchange rate for the period.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer
2.	Identify the performance obligations in the contract
3.	Determine the transaction price
4.	Allocate the transaction price to the performance obligations in the contract
5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at July 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Acquisition

On May 13, 2013, the Company, through its wholly owned subsidiary IP Acquisition Sub I, Inc. purchased certain intellectual property rights from Mesh under the terms of a patent purchase agreement.

Under the terms of the asset purchase from Mesh, in exchange for $800,000 and a 20% royalty on future net revenues associated with enforcement activities, Endeavor acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents. Endeavor assumed all obligations of Mesh under that certain license agreement between

For the three and nine months ended July 31, 2014, the Company recognized $75,328 as royalty expense and recorded as a component of cost of revenue. For the three and nine months ended July 31, 2013, the Company recognized $10,000 as royalty expense and recorded as a component of cost of revenue.

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

Note 5 - Intangible Assets

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

Intangible assets were comprised of the following at July 31, 2014:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(144,747)	$-	$655,253
Patent #2	16	$50,034	$(3,826)	$-	$46,028
Patent #3	11	$50,034	$(5,452)	$-	$44,582
Total		$900,068	$(154,025)	$-	$745,863

For the three and nine months ended July 31, 2014, amortization expense related to the intangibles with finite lives totaled $31,915 and $94,704 and was included in general and administrative expenses in the condensed consolidated statement of operations.

There was no amortization expense recorded for the three and nine months ended July 31, 2013.

At July 31, 2014, future amortization of intangible assets is as follows:

Year Ending October 31
2014 (remainder of year)	$31,729
2015	126,616
2016	126.963
2017	126,616
2018	126,616
Thereafter	207,323
$745,863

Note 6 – Notes Payable

On March 23, 2012, June 10, 2012 and July 26, 2012 the Company issued unsecured notes payable with a third-party for the principal amounts of $100,000, $100,000 and $200,000 respectively, all due on demand with simple interest at 16% per annum.

In May 2013, the Company executed a note for $1,500,000. The note bears an interest rate of 12%, per annum and matures in October 2014.

Note 7 - Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at a rate of 8% and matures on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” is due to the Company from the lender.

On June 11, 2014, the Company entered into a $335,000 convertible note agreement with a third party lender. The Company received $75,000 from the lender upon execution of the note. The note contains an original issue discount of approximately 10% or $35,000. The note will remain interest free during the first 90 days after execution of the agreement, after that date, a one-time interest charge of 12% will be applied to the principal. The maturity date of the note is two years from the date of the agreement. The note can be converted into shares of common stock at any time at a conversion rate of the lesser of $0.05 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion.

On June 13, 2014 and July 14, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling for $68,000 and $42,500, respectively. The notes accrue interest at a rate of 8% and mature on March 17, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $70,000. Each note accrues interest at a rate of 8% and matures on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $35,000 from the first note were received upon execution of the agreement. The remaining $35,000 or “back-end note” is due to the Company from the lender.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at a rate of 8% and matures on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” is due to the Company from the lender.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000.  The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees.  The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of July 31, 2014. The notes are convertible into common stock, at the option of the lender, at a price of $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing.  Concurrently with the issuance of the note, the Company also issued the lender a warrant to purchase common stock equal to $139,500 divided by the Market Price as of July 16, 2014. The warrant is for a term of five years and contains a cashless exercise provision.

Derivative Analysis

Because the conversion feature included in the convertible note payable and the warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”).

Generally accepted accounting principles require that:

a.
Derivative financial instruments be recorded at their fair value on the date of issuance and then adjusted to fair value at each subsequent balance sheet date with any change in fair value reported in the statement of operations; and

b.	The classification of derivative financial instruments be reassessed as of each balance sheet date and, if appropriate, be reclassified as a result of events during the reporting period then ended.

The fair value of the Notes’ embedded conversion feature and the warrants, $361,881 and $440, respectively, aggregated $106,093.  Consequently, upon issuance of the notes, a debt discount of $362,322 was recorded and the difference of $24,552, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense for the nine months ended July 31, 2014.  The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $308,121 as of July 31, 2014.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model, which was not materially different from the binomial lattice model.  Key assumptions used to apply this pricing model during the nine months ended July 31, 2014 were as follows:

Risk-free interest rate	0.11% to 1.76%
Expected life of grants	1 to 5 years
Expected volatility of underlying stock	58% to 93%
Dividends	$0

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

For the year ended July 31,
2015	$2,097,000
2016	175,000
$2,272,000

Interest expense on the promissory and convertible notes for the three months ended July 31, 2014 and 2013 totaled $74,134 and $64,616, respectively. Interest expense for the nine months ended July 31, 2014 and 2013 totaled $213,236 and $100,515, respectively.

Accrued interest as of July 31, 2014 and October 31, 2013 totaled $404,382 and $191,146, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the nine months ended July 31, 2014, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 31, 2014

Embedded conversion feature	$--	$--	$361,126	$361,126
Warrant liability	--	--	333	333

July 31, 2014	$--	$--	$361,459	$361,459

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended July 31, 2014.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2013	$--	$--	$--
Change in fair value of derivative liability	(756)	(107)	(863)
Included in debt discount	361,882	440	362,321
Included in interest expense	--	--	--
Balance – July 31, 2014	$361,126	$333	$361,459

Note 8 - Commitments and Contingencies

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

In November 2013, the Company entered into a placement agent agreement which notes a placement agent fee equal to 10% of the aggregate purchase price paid by each investor introduced, directly or indirectly by the finder.  In addition, the Company agreed to pay up to $15,000 in additional expenses to the placement agent.

In November 2013, the Company entered into a 12 months investor relations consulting agreement which notes a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock of which 50,000 will vest on the date of issuance, 25,000 on the 121st day and the remainder on the 180th day.  As of July 31, 2014, 50,000 shares have been issued.

In January 2014, the Company issued 50,000 shares of restricted common stock pursuant to an investor relations agreement. The Company recorded $14,600 and $36,000 as investor relations expense which is included in general and administrative expenses for the three and nine months ended July 31, 2014, respectively.

In July 2014, the Company entered into a 12 month consulting agreement with a design company for the assistance in advertising and branding strategies. According to the agreement, the Company will compensate the consultant $2,000 per month. Additional services provided by the consultant outside of the agreement will be billed separately. The agreement is subject to cancellation.

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

Note 9 - Stockholders’ Deficit

(A) Common Stock

During the nine months ended July 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – related party – (1)	100,000	$72,000	$0.72
Services – related party – (2)	1,072,441	$788,244	$0.74
Services – (3)	50,000	$52,500	$1.05
Services – (4)	50,000	$21,400	$0.72
Services – (5)	100,000	$11,813	$0.28
Total	1,372,441	$945,967

(1)
Two directors of the Company will each receive 50,000 shares of the Company’s common stock in connection with their appointment.  The stock shall vest 6 months from the date of grant.  The value of the stock was reflected as deferred compensation with the Company recognizing $36,000 and $72,000 in compensation expense; included in general and administrative expenses, for the three and nine months ended July 31, 2014.

(2)
Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Dhat received 1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.  The value of the stock was reflected as deferred compensation with the Company recognizing $49,265 and $106,741 in compensation expense; included in general and administrative expenses, for the three and nine months ended July 31, 2014.

(3)
In November 2013, the Company entered into a 12 months investor relations consulting agreement which notes a monthly fee of $6,000 in addition to the issuance of 100,000 shares of the Company’s common stock of which 50,000 which vest on the date of issuance, 25,000 on the 121st day and the remainder on the 180th day. The value of the stock was reflected as investor relations expense of $52,500; included in general and administrative expenses for the three and nine months ended July 31, 2014.

(4)
In January 2014, the Company issued 50,000 shares of restricted common stock pursuant to an investor relations agreement. The agreement states that the shares will vest over a six month period. The value of the stock is reflected over this vesting period and the Company recorded $14,600 and $36,000 as investor relations expense which is included in general and administrative expenses for the three and nine months ended July 31, 2014.

(5)
In February 2014, the Company granted 100,000 shares of restricted common stock pursuant to the consulting agreement signed in May 2013. The agreement states that the shares shall vest over a six month period. The value of the stock is reflected over this vesting period and the Company recorded $14,322 and $26,135 as professional fees which is included in general and administrative expenses for the three and nine months ended July 31, 2014.

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
During the three months ended July 31, 2014 and 2013, the Company expensed $114,177 and $5,675, respectively, pertaining to common stock issued for services. During the nine months ended July 31, 2014 and 2013, the Company expensed $280,891 and $5,675, respectively, pertaining to common stock issued for services.

(B) Stock Options

The Company applied fair value accounting for all share based payments awards.  The fair value of each option granted is estimated on the date of grant using the BSPM.

The assumptions used for options granted during the nine months ended July 31, 2014 are as follows:

Exercise price	$0.69
Expected dividends	0%
Expected volatility	110%
Risk free interest rate	0.8%
Expected life of option	5 years
Expected forfeiture	0%

The assumptions used for options granted during the year ended October 31, 2013 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69%
Risk free interest rate	0.08%-0.61%
Expected life of option	2 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2013	520,000	$0.75	1.29	$-
Granted	2,144,881	0.69	3.97	-
Exercised	-			-
Cancelled/Modified	-			-
Balance – July 31, 2014 – outstanding	2,664,881	0.70	3.72	-
Balance – July 31, 2014 – exercisable	788,110	$0.73	2.03	$-

Outstanding options held by related party – July 31, 2014	2,144,881	$0.69	4.43	$-
Exercisable options held by related party – July 31, 2014	268,110	$0.69	4.43	$-
Outstanding options held by former related party – July 31, 2014	510,000	$0.75	1.04	$-
Exercisable options held by former related party – July 31, 2014	510,000	$0.75	1.04	$-

The following is a summary of the Company’s stock options granted during the three and nine months ended July 31, 2014:

	Options	Value	Purpose for Grant
Grant to related party	2,144,881	$1,250,865	Services to be rendered

The following is a summary of the Company’s stock options granted during the year ended October 31, 2013:

	Options	Value	Purpose for Grant
Grant to former related party	500,000	$1,235	Services rendered
Grant to related party	10,000	$922	Services rendered
Grant to consultant	10,000	$922	Services rendered

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

During the three months ended July 31, 2014 and 2013, the Company expensed $69,492 and $1,235, respectively, pertaining to options issued. During the nine months ended July 31, 2014 and 2013, the Company expensed $162,148 and $1,235, respectively, pertaining to options issued.

Note 10 - Subsequent Events

On August 11, 2014, Endeavor MeshTech entered into a license and settlement agreement with Sensus USA, Inc. in relation to the patent infringement lawsuit filed against Sensus USA in the United States District Court for the District of Delaware.   In the lawsuit Endeavor MeshTech asserted claims of patent infringement related to U.S. Patent No.  7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network”.

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

Going Concern

As reflected in the accompanying unaudited interim condensed consolidated financial statements, we incurred a net loss of $1,106,920 and had net cash used in operations of $519,461 for the nine months ended July 31, 2014 and a working deficit and stockholders’ deficit of $2,340,787 and $1,749,605, respectively as of July 31, 2014.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

Results of discontinued operations for Endeavor UK subsidiary and FTHG Canada for the three months ended July 31, 2014 and 2013 were as follows:

	For the three months	For the three months
	Ended	Ended
	July 31, 2014	July 31, 2013

Loss from operation of discontinued operations, net of tax	$-	$-

Three Months Ended July 31, 2014 compared to Three Months Ended July 31, 2013

Revenue and Cost of Revenues

We recognized revenue of $700,000 and $100,000 for the three nine ended July 31, 2014 and 2013. The revenue for the current quarter is the result of the settlement of the two patent infringement lawsuits which were settled in May and July 2014. The expenses related to this settlement were legal fees of $398,687 and royalty expenses of $75,328. For the nine months ended July 31, 2013, we recorded legal and royalty expenses of $45,000 and $10,000, respectively.

Operating Expenses

During the three months ended July 31, 2014, we incurred legal, accounting and auditors’ fees of $68,322, a decrease of $6,547 or 9% compared to $74,869 during the three months ended July 31, 2013. The decrease was due to additional professional services engaged by us during the three months ended July 31, 2013 from activities and filing requirements during that period.

During the three months ended July 31, 2014, we incurred officer salary and wages of $243,292, an increase of $198,865 or 448% from $44,427 during the three months ended July 31, 2013. The increase is a result of compensation and stock based compensation paid to the officers.

During the three months ended July 31, 2014, we incurred management, consulting and director fees of $60,400, an increase of $10,400 or 21% from $50,000 during the three months ended July 31, 2013. The changes resulted from consulting agreements during the year and compensation paid to additional appointed directors.

During the three months ended July 31, 2014, we incurred other general and administrative expenses of $79,154, an increase of $7,051 or 10% from $72,103 during the three months ended July 31, 2013. The changes resulted mainly from investor relations, travel expenses and insurance which we incurred during the three months ended July 31, 2014 due to an increase in operations compared to the three months ended July 31, 2013.

Other Income (Expenses)

During the three months ended July 31, 2014, we incurred total interest expense of $130,259. This amount is comprised of (i) $73,105 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2013 and 2012, an increase of $50,738 or 255% from $64,616 during the three months ended July 31, 2013; (ii) $1,924 for the quarterly accretion of the debt issuance costs; (iii) $1,029 on convertible notes issued during the quarter and; (iv) $54,201 for the accretion of the debt discount related to the derivative liabilities at July 31, 2014. Offsetting the above interest expense increase, the Company also recorded a gain of $863 on the change in fair value of the derivative liabilities.

Net Loss

For the three months ended July 31, 2014, we incurred a net loss of $63,635, a decrease of $198,657, or 76% as compared to a net loss of $262,292 for the three months ended July 31, 2013 primarily due to increased revenue in comparison to the prior quarter.

Results of discontinued operations for Endeavor UK subsidiary and FTHG Canada for the nine months ended July 31, 2014 and 2013 were as follows:

	For the nine months	For the nine months
	Ended	Ended
	July 31, 2014	July 31, 2013

Loss from operation of discontinued operations, net of tax	$-	$-

Nine Months Ended July 31, 2014 compared to Nine Months Ended July 31, 2013

Revenue and Cost of Revenues

We recognized revenue of $700,000 and $100,000 for the three nine ended July 31, 2014 and 2013. The revenue for the current quarter is the result of the settlement of the two patent infringement lawsuits which were settled in May and July 2014. The expenses related to this settlement were legal fees of $398,687 and royalty expenses of $10,485. For the nine months ended July 31, 2013, recorded legal and consulting expenses of $45,000 and $10,000, respectively.

Operating Expenses

During the nine months ended July 31, 2014, we incurred legal, accounting and auditors’ fees of $237,724, an increase of $95,582 or 67% compared to $142,142 during the nine months ended July 31, 2013. The increase was due to additional professional services engaged by us during the nine months ended July 31, 2014 from increased activities.

During the nine months ended July 31, 2014, we incurred officer salary and wages of $497,944, an increase of $243,292 or 96% from $254,652 during the nine months ended July 31, 2013. The increase is a result of compensation and stock based compensation paid to the officers.

During the nine months ended July 31, 2014, we incurred management, consulting and director fees of $238,697, an increase of $182,697 or 326% from $56,000 during the nine months ended July 31, 2013. The changes resulted from consulting agreements entered into relating to investor relations and compensation paid to additional appointed directors.

During the nine months ended July 31, 2014, we incurred other general and administrative expenses of $170,390, an increase of $139,414 or 450% from $30,976 during the nine months ended July 31 2013. The changes resulted mainly from investor relations, travel expenses and insurance which we incurred during the nine months ended July 31, 2014 due to an increase in operations compared to the nine months ended July 31, 2013.

Other Income (Expenses)

During the nine months ended July 31, 2014, we incurred total interest expense of $269,361. This amount is comprised of (i) $212,207 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2013 and 2012, an increase of $111,692 or 111% from $100,515 during the nine months ended July 31, 2013; (ii) $1,924 for the accretion of the debt issuance costs; (iii) $1,029 on convertible notes issued during the quarter and; (iv) $54,201 for the accretion of the debt discount related to the derivative liabilities at July 31, 2014. Offsetting the above interest expense increase, the Company also recorded a gain of $863 on the change in fair value of the derivative liabilities.

Net Loss

For the nine months ended July 31, 2014, we incurred a net loss of $1,106,920, an increase of $639,672, or 137% as compared to a net loss of $467,248 for the nine months ended July 31, 2013 primarily due to increased revenue during the current period in comparison to the prior year.

Liquidity and Capital Resources

As of July 31, 2014 and October 31, 2013, we had cash balances of $122,356 and $297,507, respectively.  As of July 31, 2014, we had working capital deficit of $2,340,787, a decrease of $419,350 or 22% compared to working capital deficit of $1,921,437 at October 31, 2013.   The change is a result of increased accrued interest and increased capital used in operations offset by the increase in accounts receivable.

Net cash used in operating activities for the nine months ended July 31, 2014 was $519,461, an increase of $224,572 or 107% compared with net cash used in operating activities of $294,889 for the nine months ended July 31, 2013.  The increase in net cash used in operations was due to an increase in loss from continuing operations, an increase in accounts receivable offset by increases in adjusting components such as stock based compensation, amortization expense and accretion of debt discount.

During the three months ended July 31, 2014, we raised gross proceeds of $372,000 through the issuance of convertible notes, the terms of which are set forth elsewhere in this quarterly report. We also paid $22,650 in debt issuance costs in relation to the convertible notes.

For the long term; however, we must raise additional funds or increase revenues from licensing our patents in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity or debt securities, or loans from financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

Based on the foregoing, Mr. Dhat concluded that as of July 31, 2014, our disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

Changes in Internal Control Over Financial Reporting

In May 2014, the Company engaged Brio Financial Group (“Brio”), an outsourced financial reporting firm to accommodate our financial reporting needs and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services. Other than the engagement of Brio, there were no additional material changes in our Company’s internal control over financial reporting during the quarter ended July 31, 2014, that materially affected, or are reasonably likely to materially affect, their internal control over financial reporting.

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

Endeavor Energy also brought a patent infringement lawsuit against Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. in the United States District Court for the Southern District of New York. The case was filed in the United States District Court for the Southern District of New York (13 CV 6528). Endeavor Energy, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,336,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ’201 patent. In May 2014, Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. paid Endeavor Energy to settle the lawsuit.

Our wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”) filed patent infringement lawsuits against two defendants in the United States District Court for the District of Delaware. The two defendants are Itron, Inc. and Elster Solutions, LLC, Case Nos. 1:13-cv-01343-and 1:13-cv-01344, respectively. Endeavor MeshTech, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.” The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent. On July 29, 2014, Endeavor MeshTech entered into a license and settlement agreement with Itron, Inc. Thus, Itron, Inc. settled the lawsuit filed by Endeavor MeshTech. This settlement resulted in the Company recording a $500,000 receivable as of July 31, 2014 which was collected in August. The lawsuit against Elster Solutions, LLC is still active.

Endeavor MeshTech also filed patent infringement lawsuits against two additional defendants in the United States District Court for the District of Delaware.  The two defendants are Aclara Technologies, Inc. and Sensus USA, Inc., 1-13-cv-01618 and 1-13-cv-01627, respectively.  Endeavor MeshTech is asserting claims of patent infringement related to U.S. Patent No.  7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.”  The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent. On August 11, 2014, Endeavor MeshTech entered into a license and settlement agreement with Sensus USA, Inc. Thus, Sensus USA, Inc. settled the lawsuit filed by Endeavor MeshTech. The lawsuit against Aclara Technologies, Inc. is still active.

ITEM 1A. RISK FACTORS.

The material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013 are included below.

New legislation, regulations or court rulings related to enforcing patents could harm our new line of business and operating results.

If Congress, the United States Patent and Trademark Office or courts implement new legislation, regulations or rulings that impact the patent enforcement process or the rights of patent holders, these changes could negatively affect our business. For example, limitations on the ability to bring patent enforcement claims, limitations on potential liability for patent infringement, lower evidentiary standards for invalidating patents, increases in the cost to resolve patent disputes and other similar developments could negatively affect our ability to assert our patent or other intellectual property rights.

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

On February 27, 2013, US Representatives DeFazio and Chaffetz introduced HR845.  In general, the bill known as the SHIELD Act (“Saving High-tech Innovators from Egregious Legal Disputes”), seeks to assess legal fee liability to plaintiffs in patent infringement actions for defendant costs.  In the event that the bill becomes law, the potential obligation to pay the legal fees of defendants in patent disputes could have a material adverse effect on our business or financial condition.

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

The executive actions includes ordering the United States Patent and Trademark Office (the “USPTO”) to make rules to require the disclosure of the Real Party-in-Interest by requiring patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO (e.g. specifying the “ultimate parent entity”) and requiring the USPTO to train its examiners to better scrutinize functional claims to prevent allowing overly broad claims.

On December 5, 2013, the United States House of Representatives passed a patent reform titled the “Innovation Act” by a vote of 325-91. However, the Senate is still considering the bill. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act, as passed by the House, has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act, as passed by the House, also includes fee-shifting provisions which provide that, unless the non-prevailing party of a patent infringement litigation positions were objectively reasonable, such non-prevailing party would have to pay the attorney’s fees of the prevailing party.

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

On April 29, 2014, the U.S. Supreme Court relaxed the standard for fee shifting in patent infringement cases. Section 285 of the Patent Act provides that attorneys’ fees may be awarded to a prevailing party in a patent infringement case in “exceptional cases.”

In Octane Fitness, LLC v. Icon Health & Fitness, Inc., the Supreme Court overturned the U.S. Court of Appeals for the Federal Circuit decisions limiting the meaning of “exceptional cases.” The U.S. Supreme Court held that an exceptional case “is simply one that stands out from others with respect to the substantive strength of a party’s litigation position” or “the unreasonable manner in which the case was litigated.” The U.S. Supreme Court also rejected the “clear and convincing evidence” standard for making this inquiry. The Court held that the standard should a “preponderance of the evidence.”

In Highmark Inc. v. Allcare Health Mgmt. Sys., Inc., the U.S. Supreme Court held that a district court’s grant of attorneys’ fees is reviewable by the U.S. Court of Appeals for the Federal Circuit only for “abuse of discretion” by the district court instead of the de novo standard that gave no deference to the district court.

These pair of decisions lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination.

These two cases will make it much easier for district courts to shift a prevailing party’s attorneys' fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. Defendants that get sued for patent infringement by non-practicing entities may elect to fight rather than settle the case because these U.S. Supreme Court decisions make it much easier for defendants to get attorneys’ fees.

On May 21, 2014, the Chairman of the Senate Judiciary Committee, Senator Patrick Leahy (D-Vt.) announced that the patent legislation to “combat” patent trolls is now on hold indefinitely because “there is not sufficient support.” Among other provisions, the legislation would have forced a plaintiff that loses a patent infringement litigation to cover the defendant’s litigation costs. While the shelving of the legislation is great news for companies like Spherix Incorporated, there remains uncertainty in that future similar legislation may be introduced.

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

Date: September 15, 2014

ENDEAVOR IP, INC.

By:	/s/ Ravinder Dhat
Ravinder Dhat
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)