Form 10-K
period 2014-10-31
ENDEAVOR IP, INC.
filed 2015-01-29
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commissions file number 000-55094

ENDEAVOR IP, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2563323
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

140 Broadway, 46th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 585-7514

Securities registered under Section 12(b) of the Exchange Act: None.

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of April 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of Common Stock on the Over the Counter Bulletin Board on April 30, 2014 ($0.0454), was approximately $2,001,537.  As of January 15, 2015, the registrant had 62,249,914 shares of Common Stock outstanding.

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

As used in this annual report, the terms “we”, “us”, “our”, and the “Company” mean Endeavor IP, Inc. and our subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

Recent Updates

On January 23, 2015, we reached an agreement with our Chief Executive Officer, Ravinder Dhat resulting in his resignation as our Chief Executive Officer and Chairman of the Board on January 23, 2015, but Mr. Dhat remains as a member of our Board of Directors. We entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the Separation Agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that we entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement we and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The Separation Agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that we enter into after January 23, 2015. In addition, the Separation Agreement also provided for the right to receive 20% of the proceeds that we may receive if we sell or execute a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to our confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in Section 10 of the Dhat Initial Employment Agreement; and to cooperate from time to time on matters that we may request and the right to retain 5,670,362 shares of restricted stock.  (See Item 11 – Compensation – Employment Contracts).

On January 23, 2015, our Board of Directors appointed Franciscus Diaba as our new Chief Executive Officer and Chairman of the Board of Directors. We also entered into an amendment to the Employment Agreement with Franciscus Diaba that appoints him as our new Chief Executive Officer and Chairman of the Board assuming the duties formerly held by Ravinder Dhat in addition to his current role as our President. (See Item 11 – Compensation – Employment Contracts).

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  We are now solely in the business of the commercialization and development of intellectual property assets.  Our activities generally include the acquisition and development of patents through internal or external research and development, and the monetization of those patents which was initialized on May 13, 2013 when we purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) and Solid Solar Energy, Inc., n/k/a Spiral Energy Tech, Inc. (“Solid Solar”)

We acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) Eight Hundred Thousand Dollars ($800,000) and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as such terms are defined in the Mesh Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, we assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor.

We acquired from Solid Solar two patents relating to remote access energy monitoring systems and electric alternating current sensors for measuring alternating currents in circuit conductors, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) One Hundred Thousand Dollars ($100,000), (ii) 666,666 shares of Common Stock and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Solid Solar Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, we granted Solid Solar a personal, royalty-free, irrevocable, non-exclusive and worldwide license (without the right to sublicense) to, among other things, develop, distribute and sell Solid Solar’s products and services covered by the patents sold to us.

Business Strategy

We are the owner or assignee of certain patents, licenses and applications, as further described herein. We are engaged in the commercialization and development of intellectual property assets that are not related to our historical business of workplace ergonomic consultancy.  Our activities will generally include the acquisition and development of patents through internal and or external research and development.  In addition, we will seek to acquire existing rights to intellectual property through the acquisition of already issued patents and pending patent applications, both in the United States and abroad.  We may alone, or in conjunction with others, develop products and processes associated with our intellectual property and license our intellectual property to others seeking to develop products or processes or whose products or processes infringe our intellectual property rights through legal processes.

We will likely need to raise additional capital to pursue our business strategy. There is no assurance that we will succeed in our strategy or commercialize or realize value from intellectual property we have already acquired or any additional intellectual property we may acquire.

Key Elements of our Business Strategy

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

Contact and Form Alliances with Owners of Core, Patented Technologies

Often individual inventors and small companies have limited resources and/or expertise and are unable to effectively address the unauthorized use of their patented technologies.  We will seek to enter into business agreements with owners of intellectual property that:

●	do not have experience or expertise in the areas of intellectual property licensing and enforcement;
●	do not possess the in-house resources to devote to intellectual property licensing and enforcement activities; and/or
●	for any number of strategic business reasons, desire to more effectively and efficiently outsource their intellectual property licensing and enforcement activities.

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

Purchase or Acquire the Rights to Patented Technologies

After evaluation, we may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  The original owner of the patent or patent rights will typically receive an upfront acquisition payment and/or retain the right to a portion of the gross revenues generated from a patent portfolio’s licensing and enforcement program, or a combination of the two.

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

We own a portfolio comprised of six United States granted patents. We have included a list of our U.S. patents below.  Each patent below is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

Number	Title	Issue Date	Filing Date	Earliest Priority Date
7,379,981	Wireless Communication Enabled Meter and Network	May 27, 2008	Jan. 2, 2002	Jan. 2, 2002
8,019,836	Wireless Communication Enabled Meter and Network	Sep. 13, 2011	Feb. 13, 2008	Jan. 2, 2002
8,700,749	Wireless Communication Enabled Meter and Network	Apr. 15, 2014	Sep. 8, 2011	Jul. 21, 2000
8,855,019	Wireless Communication Enabled Meter and Network	Oct. 7, 2014	Jan. 31, 2014	Jul. 21, 2000
7,990,133	Non-Intrusive Electric Alternating Current Sensor	Aug. 2, 2011	Apr. 6, 2009	Apr. 6, 2009
7,336,201	Remote Access Energy System and Method	Feb. 26, 2008	Jul. 8, 2005	Jul. 9, 2004

Competition

We expect to encounter significant competition in our new line of business from others seeking to commercialize and develop their intellectual property assets. Most of our competitors have much longer operating histories, and significantly greater financial and human resources than we do.

Entities such as Document Security Systems, Inc. (NYSE MKT: DSS), ITUS Corporation (OTCBB: ITUS), Marathon Patent Group, Inc. (NASDAQ MKT: MARA), Opti Inc. (OTCBB: OPTI), Vringo, Inc. (NYSE MKT:VRNG), Spherix Incorporated (NASDAQ MKT:SPEX), VirnetX Holding Corp (NYSE MKT:VHC), Worlds Inc. (OTCBB: WDDD) and others presently market themselves as being in the business of creating, acquiring, licensing or leveraging the value of intellectual property assets.

Others may enter the market as the true value of intellectual property is increasingly recognized and validated. In addition, competitors may seek to acquire the same or similar patents and technologies that we may seek to acquire, making it more difficult for us to acquire assets at reasonable prices.

Patent Enforcement Litigation

We may often be required to engage in litigation to enforce our patents and patent rights. We may become a party to ongoing patent enforcement related litigation of certain of the patents or patented technologies owned or controlled by us.  Such litigation may become increasingly expensive and there is no assurance that we will prevail in such litigation or that we will possess or be able to secure the financing necessary to engage in such activities, or that such financing, if available, will be secured on attractive terms.

Research and Development Activities

We have not spent any funds on research and development activities to date.

Environmental Law Compliance

It is our policy to conduct our operations in accordance with all applicable laws, regulations and other requirements. While it is not possible to quantify with certainty the potential impact of actions regarding environmental matters, particularly remediation and other compliance efforts that we may undertake in the future, in the opinion of management, compliance with the present environmental protection laws, before taking into account estimated recoveries from third parties, will not have a material adverse effect on our consolidated annual results of operations, financial position or cash flows.

Employees

We currently have one full-time employee (taking into account the resignation of Mr. Dhat as our Chief Executive Officer) and no part-time employees. In the future, if our activities grow, we may hire personnel on an as-needed basis.

ITEM 1A. RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

We intend to focus our business on commercializing, developing and monetizing intellectual property through licensing and enforcement, when required. We may not be able to successfully monetize the patents, which we acquire, and thus we may fail to realize all of the anticipated benefits of such acquisition.

There is no assurance that we will be able to continue to successfully monetize the patent portfolios that we acquired from Mesh and Solid Solar or commercialize, develop or monetize any patents we acquire in the future. The acquisition of the patents could fail to produce anticipated benefits, or could have other adverse effects that we do currently foresee. Failure to continue to successfully monetize already acquired patents and any patents acquired in the future may have a material adverse effect on our business, financial condition and results of operations.

In addition, the acquisition of any patent portfolio is subject to a number of risks, including time to revenue. There is a significant time lag between acquiring a patent portfolio and recognizing revenue from those acquired patent assets. During that time lag, material costs are likely to be incurred that would have a negative effect on our results of operations, cash flows and financial position.

There is no assurance that the monetization of the patent portfolios acquired will generate enough revenue to recoup our investment.

Our operating history makes it difficult to evaluate our current business and future prospects.

Prior to the acquisition of our patent portfolio of Mesh and Solid Solar in May 2013, we had been involved in businesses primarily involving home and workplace ergonomic consultancy. We have a limited operating history in executing our new business which includes, among other things, creating, commercializing, prosecuting, licensing, litigating or otherwise monetizing patent assets. Our lack of operating history in this sector makes it difficult to evaluate our new business model and long-term future prospects.

We will be initially reliant exclusively on the patent assets we acquired from Mesh and Solid Solar. If we are unable to commercialize, license or otherwise monetize such assets and generate revenue and profit through those assets or by other means, there is a significant risk that our business would fail.

We acquired a portfolio of patent assets from Mesh and Solid Solar that we plan to commercialize, license or otherwise monetize. If our efforts to generate sufficient revenue from such assets fail, we will have incurred significant losses and may be unable to acquire additional assets. If this occurs, our business would likely fail.

Upon acquisition of the patent portfolio from Mesh and Solid Solar and commencement of our new line of business, we commenced legal proceedings against certain companies, and we expect such litigation to be time-consuming and costly, which may adversely affect our financial condition and our ability to operate our business.

To license or otherwise monetize our patent assets, which constitute a significant focus of our future activities, we may be required to continue to commence legal proceedings against certain companies, pursuant to which we may allege that such companies infringe on one or more of our patents.

Our viability could be highly dependent on the outcome of this litigation, and there is a risk that we may be unable to achieve the results we desire from such litigation, which failure would harm our business to a great degree. In addition, the defendants in this litigation are likely to be much larger than we are in both size and revenue and will likely have substantially more resources than we do, which could make our litigation efforts more difficult.

We anticipate that these legal proceedings may continue for several years and may require significant expenditures for legal fees and other expenses. Disputes regarding the assertion of patents and other intellectual property rights are highly complex and technical. Once initiated, we may be forced to litigate against others to enforce or defend our intellectual property rights or to determine the validity and scope of other parties’ proprietary rights. The defendants or other third parties involved in the lawsuits in which we are involved may allege defenses and/or file counterclaims in an effort to avoid or limit liability and damages for patent infringement. If such defenses or counterclaims are successful, they may preclude our ability to derive licensing revenue from the patents. A negative outcome of any such litigation, or one or more claims contained within any such litigation, could materially and adversely impact our business. Additionally, we anticipate that these legal fees and other expenses will be material and will negatively impact our financial condition and results of operations and may result in our inability to continue our business.

We may seek to internally develop additional new inventions and intellectual property, which would take time and be costly. Moreover, the failure to obtain or maintain intellectual property rights for such inventions would lead to the loss of our investments in such activities.

Part of our new business focus may include the internal development of new inventions or intellectual property that we will seek to monetize. However, this aspect of our business would likely require significant capital and would take time to achieve. There is also the risk that our initiatives in this regard would not yield any viable new inventions or technology, which would lead to a loss of our investment in time and resources in such activities.

In addition, even if we are able to internally develop new inventions, in order for those inventions to be viable and to compete effectively, we would need to develop and maintain, and we would heavily rely on, a proprietary position with respect to such inventions and intellectual property. However, there are significant risks associated with any such intellectual property we may develop principally including the following:

•	patent applications we may file may not result in issued patents or may take longer than we expect to result in issued patents;
•	we may be subject to interference proceedings;
•	we may be subject to opposition proceedings in the U.S. or foreign countries;
•	any patents that are issued to us may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;
•	other companies may challenge patents issued to us;
•	other companies may have independently developed and/or patented (or may in the future independently develop and patent) similar or alternative technologies, or duplicate our technologies;
•	other companies may design around technologies we have developed; and
•	enforcement of our patents would be complex, uncertain and very expensive.

We cannot be certain that patents will be issued as a result of any future applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make our additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may license or otherwise monetize, our rights will depend on maintaining our obligations to the licensor under the applicable license agreement, and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material and adverse effect on us.

Moreover, patent application delays could cause delays in recognizing revenue from our internally generated patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

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

In addition, on September 16, 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act recently became effective. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and our implementation could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

On June 4, 2013, the Obama Administration issued executive actions and legislative recommendations. The legislative measures recommended by the Obama Administration include requiring patentees and patent applicants to disclose the “Real Party-in-Interest”, giving district courts more discretion to award attorney’s fees to the prevailing party, requiring public filing of demand letters such that they are accessible to the public, and protecting consumers against liability for a product being used off-the shelf and solely for our intended use.

The executive actions includes ordering the USPTO to make rules to require the disclosure of the Real Party-in-Interest by requiring patent applicants and owners to regularly update ownership information when they are involved in proceedings before the USPTO (e.g. specifying the “ultimate parent entity”) and requiring the USPTO to train our examiners to better scrutinize functional claims to prevent allowing overly broad claims.

On December 5, 2013, the United States House of Representatives passed patent reforms titled the “Innovation Act” by a vote of 325-91. However, the Senate is still considering the bill. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act as passed by the House has a number of major changes.. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act as passed by the House also includes fee-shifting provisions which provide that, unless the loser of a patent infringement litigation positions were objectively reasonable, such loser would have to pay the attorney’s fees of the winner.

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

Our acquisitions of patent assets may be time consuming, complex and costly, which could adversely affect our operating results.

Acquisitions of patent or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

We may also identify patent or other intellectual property assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any patent assets or, if consummated, proves to be unprofitable for us.  These higher costs could adversely affect our operating results, and if we incur losses, the value of our securities will decline.

In addition, we may acquire patents and technologies that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that it can monetize.

In certain acquisitions of patent assets, we may seek to defer payment or finance a portion of the acquisition price. This approach may put us at a competitive disadvantage and could result in harm to our business.

We have limited capital and may seek to negotiate acquisitions of patent or other intellectual property assets where we can defer payments or finance a portion of the acquisition price. These types of debt financing or deferred payment arrangements may not be as attractive to sellers of patent assets as receiving the full purchase price for those assets in cash at the closing of the acquisition. As a result, we might not compete effectively against other companies in the market for acquiring patent assets, many of whom have greater cash resources than we have. In addition, any failure to satisfy our debt repayment obligations may result in adverse consequences to our operating results.

Any failure to maintain or protect our patent assets or other intellectual property rights could significantly impair our return on investment from such assets and harm our brand, our business and our operating results.

Our ability to operate our new line of business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of our acquired patent assets and other intellectual property. To protect our proprietary rights, we will rely on a combination of patent, trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain our assets will have any measure of success.

Following the acquisition of patent assets, we will likely be required to spend significant time and resources to maintain the effectiveness of those assets by paying maintenance fees and making filings with the United States Patent and Trademark Office. We may acquire patent assets, including patent applications, which require us to spend resources to prosecute the applications with the United States Patent and Trademark Office. Further, there is a material risk that patent related claims (such as, for example, infringement claims (and/or claims for indemnification resulting therefrom), unenforceability claims, or invalidity claims) will be asserted or prosecuted against us, and such assertions or prosecutions could materially and adversely affect our business. Regardless of whether any such claims are valid or can be successfully asserted, defending such claims could cause us to incur significant costs and could divert resources away from our other activities.

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	ours applications for patents, trademarks and copyrights may not be granted and, if granted, may be challenged or invalidated;
•	issued trademarks, copyrights, or patents may not provide us with any competitive advantages when compared to potentially infringing other properties;
•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

Moreover, we may not be able to effectively protect our intellectual property rights in certain foreign countries where we may do business in the future or from which competitors may operate. If we fail to maintain, defend or prosecute our patent assets properly, the value of those assets would be reduced or eliminated, and our business would be harmed.

Weak global economic conditions may cause infringing parties to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results.

Our new business plan depends significantly on worldwide economic conditions, and the United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material negative effect on the willingness of parties infringing on our assets to enter into licensing or other revenue generating agreements voluntarily. Entering into such agreements is critical to our business plan, and our failure to do so could cause material harm to our business.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively.

Our ability to compete depends in part upon the strength of our proprietary rights that we own as a result of acquisition of the patent portfolios from Mesh and Solid Solar or may hereafter acquire in our technologies, brands and content. We intend to rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our new business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

If we are forced to resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our proprietary rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We will also rely on trade secrets and contract law to protect some of our proprietary technology. We will enter into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

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

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. Management has determined that our internal audit function is significantly deficient due to insufficient qualified resources to perform internal audit functions. During our assessment of the effectiveness of internal control over financial reporting as of October 31, 2014, management identified significant deficiency related to presence of weakness in our disclosure control and procedure resulting from limited internal audit functions. Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate.

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

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if a company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may pursue legal remedies to enforce our intellectual property rights. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder is an adverse party or has a material interest adverse to us. Following is a summary of our litigation efforts:

We, through our wholly-owned subsidiary, Endeavor Energy, Inc. (“Endeavor Energy”), filed a patent infringement lawsuit against Tucson Electric Power Company (“TEP”) in the United States District Court of Arizona, Case No. 4:13-CV-2396-TUC-RCC. Endeavor Energy is asserting claims of patent infringement related to U.S. Patent No. 7,366,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ‘201 patent. Endeavor requested and was granted a stay of the lawsuit against TEP because Endeavor initiated a Reissue, which results in a patent application being filed post-grant to correct an error in an issued patent where the error renders the patent wholly or partially inoperable or invalid.

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

Our wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”) filed patent infringement lawsuits against two defendants in the United States District Court for the District of Delaware. The two defendants are Itron, Inc. and Elster Solutions, LLC, Case Nos. 1:13-cv-01343-and 1:13-cv-01344, respectively. Endeavor MeshTech, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.” The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent. On July 29, 2014, Endeavor MeshTech entered into a license and settlement agreement with Itron, Inc. On October 31, 2014, Endeavor MeshTech entered into a license and settlement agreement with Elster Solutions, LLC.

Endeavor MeshTech also filed patent infringement lawsuits against two additional defendants in the United States District Court for the District of Delaware.  The two defendants are Aclara Technologies, Inc. and Sensus USA, Inc., 1-13-cv-01618 and 1-13-cv-01627, respectively.  Endeavor MeshTech is asserting claims of patent infringement related to U.S. Patent No.  7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.”  The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent. On August 11, 2014, Endeavor MeshTech entered into a license and settlement agreement with Sensus USA, Inc. The lawsuit against Aclara Technologies, Inc. is still active.

On October 14, 2014, Endeavor MeshTech filed a patent infringement lawsuit against EnergyHub, Inc. in the United States District Court for the Southern District of New York. Endeavor MeshTech entered into a license and settlement agreement with EnergyHub, Inc. on December 31, 2014.

On October 31, 2014, Endeavor MeshTech filed four patent infringement lawsuits in the United States District Court for the District of Delaware against Tropos Networks, Inc., Schneider Electric USA, Inc., Mueller Systems, LLC, and Leviton Manufacturing Co., Inc. Endeavor MeshTech entered into a license and settlement agreement with Leviton Manufacturing Co., Inc. on December 15, 2014. The cases against Tropos Networks, Inc., Schneider Electric USA, Inc., and Mueller Systems, LLC are still active.

On October 31, 2014, Endeavor MeshTech also filed a patent infringement suit in the United States District Court for Northern District of Ohio, Eastern Division against Eaton Corporation. The lawsuit against Eaton Corporation is still active.

In the lawsuits against EnergyHub, Inc., Tropos Networks, Inc., Schneider Electric USA, Inc., Mueller Systems, LLC, Leviton Manufacturing Co., Inc., and Eaton Corporation, Endeavor MeshTech alleges that the defendants have infringed claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High	Low
Fiscal 2014
First Quarter	$1.25	$0.44
Second Quarter	0.45	0.05
Third Quarter	0.06	0.01
Fourth Quarter	0.04	0.01

Fiscal 2013
First Quarter	$0.20	$0.20
Second Quarter	0.20	0.20
Third Quarter	0.43	0.20
Fourth Quarter	0.43	0.20

Holders

As of January 15, 2015, there are 22 record holders of 62,294,914 shares of our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Plans

On May 13, 2013, the Board of Directors approved the adoption of a 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 28 million shares of common stock are issuable pursuant to awards under the 2013 Plan. Unless earlier terminated by the Board, the 2013 Plan shall terminate at the close of business on May 13, 2023.

The following table sets forth information regarding the 2013 Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,664,881	$0.73	25,335,119
Equity compensation plans not approved by security holders	0	0	0
Total	2,664,881	$0.73	25,335,119

Recent Sales of Unregistered Securities

Except as discussed below, our sales of unregistered securities (including the issuance of debt that can be converted into shares of our common stock) during the year ended October 31, 2014 have been previously reported in current reports on Form 8-K.

On February 13, 2014, we granted Elliot and Anna Berman 100,000 shares of common stock of the Corporation under the Corporation’s 2013 Equity Incentive Plan (the “2013 Plan”) in connection with the Agreement to Provide Consulting Services executed on August 1, 2013, which shares vested on August 13, 2014.

The foregoing issuance of shares of our common stock was in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended and/or Rule 506 promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

The information and financial data discussed below is derived from the audited consolidated financial statements of Endeavor IP, Inc. for its fiscal years ended October 31, 2014 and 2013.  The consolidated financial statements of Endeavor IP, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Endeavor IP, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Endeavor IP, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

References in this report to “Endeavor IP, Inc.,” “Company,” “we,” “our,” or “us” refer to Endeavor IP, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Overview

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  On May 13, 2013, we acquired certain patent portfolios from Solid Solar and Mesh and are solely in the business of the commercialization and development of intellectual property assets.  Our activities generally include the acquisition and development of patents through internal or external research and development, and the monetization of those patents.

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

Results of discontinued operations for Endeavor UK subsidiary and FTHG Canada for the year ended October 31, 2014 and 2013 were as follows:

	For the year	For the year
	Ended	Ended
	October 31, 2014	October 31, 2013

Loss from operation of discontinued operations, net of tax	$-	$(44,453)

Year Ended October 31, 2014 compared to Year Ended October 31, 2013

Revenue

We recognized revenue of $1,395,001 and $100,000 for the year ended October 31, 2014 and 2013. The revenue for the current year is the result of the settlement of the four patent infringement lawsuits.

Cost of Revenues

The expenses related to this settlement were legal fees of $563,907 and royalty expenses of $178,972. For the year ended October 31, 2013, we recorded legal fees of $60,000.

Operating Expenses

During the year ended October 31, 2014, we incurred compensation expenses of $452,650, an increase of $393,508 or 665% from $59,142 during the year ended October 31, 2013. The increase is a result of compensation and stock based compensation paid to the officers.

During the year ended October 31, 2014, we incurred director fees of $391,847, an increase of $323,597 or 474% from $68,250 during the year ended October 31, 2013. The changes resulted from consulting agreements during the year and compensation paid to additional appointed directors.

During the year ended October 31, 2014, we incurred professional fees of $878,434, an increase of $602,261 or 218% compared to $276,173 during the year ended October 31, 2013. The increase was due to additional professional services required by us from activities and filing requirements during the year. These fees are for professionals engaged by us for legal, accounting and auditors, investor relations and consulting services.

During the year ended October 31, 2014, we incurred general and administrative expenses of $280,559, an increase of $46,278 or 20% from $234,281 during the year ended October 31, 2013. The changes resulted mainly from filing and list expenses, travel expenses and insurance which we incurred during the year ended October 31, 2014 due to an increase in operations compared to the year ended October 31, 2013.

Other Income (Expenses)

During the year ended October 31, 2014, we incurred total interest expense of $431,906. This amount is comprised of (i) $292,763 on promissory and convertible notes issued during the years ended October 31, 2014, 2013 and 2012, an increase of $127,260 or 77% from $165,503 during the year ended October 31, 2013; (ii) $7,669 for the accretion of the debt issuance costs and; (iii) $131,474 for the accretion of the debt discount. Other income (expense) also contains the change in fair value of the derivative liabilities of $365,504 for the year ended October 31, 2014. During the year ended October 31, 2013, the Company recorded a loss on settlement of accounts payable of $15,477.

Offsetting the above increases, the Company also recorded a foreign currency transaction gain of $5,020 and $5,032 for the years ended October 31, 2014 and 2013.

Net Loss

For the year ended October 31, 2014, we incurred a net loss of $2,143,169, an increase of $1,324,922 or 162% as compared to a net loss of $818,247 for the year ended October 31, 2013 primarily due to increased revenue being offset by an even larger increase to operating expenses and other income (expense) during the current period in comparison to the prior year.

Liquidity and Capital Resources

As of October 31, 2014 and 2013, we had cash balances of $210,704 and $297,507, respectively.  As of October 31, 2014, we had working capital deficit of $3,194,399, a decrease of $1,272,962 or 66% compared to working capital deficit of $1,921,437 at October 31, 2013.   The change is a result of increased accrued interest and the incurrence of derivative liabilities.

Net cash used in operating activities for the year ended October 31, 2014 was $426,312, an increase of $21,079 or 5% compared with net cash used in operating activities of $405,233 for the year ended October 31, 2013.  The increase in net cash used in operations was due to an increase in loss from continuing operations offset by increases in adjusting components such as stock based compensation, amortization expense and accretion of debt discount.

Net cash used in investing activities for the year ended October 31, 2014 was $4,801, a decrease of $895,199 or 99% compared with net cash used in investing activities of $900,000 for the year ended October 31, 2013 for the acquisition of patents.

During the year ended October 31, 2014, we raised gross proceeds of $372,000 through the issuance of convertible notes, the terms of which are set forth elsewhere in this annual report. We also paid $22,650 in debt issuance costs in relation to the convertible notes. During the year ended October 31, 2013, we raised gross proceeds of $1,500,000 through the issuance of promissory notes.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we incurred a net loss of $2,143,169 and had net cash used in operations of $426,312 for the year ended October 31, 2014 and a working deficit and stockholders’ deficit of $3,194,399 and $2,636,244, respectively as of October 31, 2014.  These factors raise substantial doubts about our ability to continue as a going-concern.

We expect to incur losses as we implement our business plan to develop and commercialize intellectual property assets. To date, our cash flow requirements have been primarily met by equity and debt financing as well as revenues from licensing efforts. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements for our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.           Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.           Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.           Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.           Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.           Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.           Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

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

Page

Report of Independent Registered Public Accounting Firm – Li and Company, PC	F-1

Report of Independent Registered Public Accounting Firm – KBL, LLC	F-2

Consolidated Balance Sheets at October 31, 2014 and 2013	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Year Ended October 31, 2014 and 2013	F-4

Consolidated Statement of Stockholders’ Deficit for the Year Ended October 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the Year Ended October 31, 2014 and 2013	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Endeavor IP, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Endeavor IP, Inc. and Subsidiaries (the “Company”) as of October 31, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and the results of its operations and its cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements as of October 31, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the fiscal year then ended, the Company had an accumulated deficit at October 31, 2014 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 29, 2015

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

/s/ KBL, LLP
New York, NY
February 13, 2014

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEAR ENDED OCTOBER 31, 2014 AND 2013

	October 31, 2014	October 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$210,704	$297,507
Prepaid expenses	10,604	6,500
Assets from discontinued operations	-	1,054
Total Current Assets	221,308	305,061

Property and equipment, net	4,633	-

Debt issuance costs	14,981	-

Patents, net	714,128	840,747

Total Assets	$955,050	$1,145,808

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$274,375	$90,217
Notes payable	1,900,000	1,900,000
Convertible notes payable - net of debt discount	141,152	-
Payroll tax payable	64,132	3,578
Accrued compensation - officers	-	40,000
Accrued interest	483,909	191,146
Derivative liabilities, current portion	552,139	-
Liabilities from discontinued operations	-	1,557
Total Current Liabilities	3,415,707	2,226,498

Long Term Liabilities
Derivative liabilities, net of current portion	175,587	-
Total Long Term Liabilities	175,587	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred Stock par value $0.0001: 25,000,000 shares authorized;	-	-
none issued and outstanding
Common stock par value $0.0001: 200,000,000 shares authorized;
44,086,726 and 42,874,621 shares issued and outstanding, respectively	4,409	4,285
Additional paid-in capital	717,372	124,875
Accumulated deficit	(3,347,218)	(1,204,049)
Accumulated other comprehensive loss:
Foreign currency translation loss	(10,807)	(5,801)

Total Stockholders' Deficit	(2,636,244)	(1,080,690)

Total Liabilities and Stockholders' Deficit	$955,050	$1,145,808

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED OCTOBER 31, 2014 AND 2013

	For the year	For the year
	Ended	Ended
	October 31, 2014	October 31, 2013

Revenue	$1,395,001	$100,000

Cost of Revenues	742,879	60,000

GROSS MARGIN	652,122	40,000

OPERATING EXPENSES
Compensation	452,650	59,142
Director fees	391,847	68,250
Professional fees	878,434	276,173
General and administrative	280,559	234,281

Total operating expenses	2,003,490	637,846

LOSS FROM OPERATIONS	(1,351,368)	(597,846)

OTHER INCOME (EXPENSE):
Loss on settlement of accounts payable	-	(15,477)
Interest expense	(431,906)	(165,503)
Change in fair value of derivative liabilities	(365,404)	-
Foreign currency transaction gain (loss)	5,020	5,032

Other income (expense), net	(792,290)	(175,948)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	(2,143,658)	(773,794)

INCOME TAX PROVISION	-	-

LOSS FROM CONTINUING OPERATIONS	(2,143,658)	(773,794)

DISCONTINUED OPERATIONS
Gain on disposition of discontinued operations, net of taxes	489	-
Loss from operation of discontinued operations, net of tax	-	(44,453)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	489	(44,453)

NET LOSS	(2,143,169)	(818,247)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	(5,006)	(3,083)

COMPREHENSIVE (LOSS)	$(2,148,175)	$(821,330)

EARNINGS PER SHARE - BASIC AND DILUTED:

Continuing Operations	$(0.05)	$(0.01)
Discontinued Operations	$0.00	$(0.00)
Total earnings per common share	$(0.05)	$(0.01)

WEIGHTED AVERAGE SHARE OUTSTANDING - BASIC AND DILUTED	43,745,355	86,916,117

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED OCTOBER 31, 2014 AND 2013

	Common stock, $0.0001 Par Value				Accumulated other comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Deficit	Foreign currency translation gain	Total Stockholders' Deficit

Balance, October 31, 2012	126,000,000	$12,600	$60,362	$(385,802)	$(2,718)	$(315,558)

Capital contribution - related party			100			100

Cancellation of shares - former related party	(84,000,000)	(8,400)	8,390			(10)

Shares issued in connection with acquisition of intellectual property ($0.0001/share)						67

Stock issued for services - related party ($0.20/share)	133,336	13	27,227			27,240

Stock issued for services - related party ($0.20/share)			(27,240)			(27,240)

Settlement of accounts payable - ($0.85/share)	47,619	5	40,472			40,477

Options granted for services rendered - former related party	-	-	1,235			1,235

Options granted for services rendered - officer	-	-	922			922

Options granted for services rendered	-	-	922			922

Stock issued for future services - related party earned during the period			12,485			12,485

Comprehensive income (loss)
Foreign currency translation gain (loss)					(3,083)	(3,083)
Net Loss				(818,247)		(818,247)
Total comprehensive income (loss)						(821,330)
						-

Balance, October 31, 2013	42,847,621	4,285	124,875	(1,204,049)	(5,801)	(1,080,690)

Stock issued for services - related party ($0.72 - $0.735/share)	1,172,441	117	860,127	-	-	860,244

Stock issued for services - related party ($0.72 - $0.735/share)			(860,244)	-	-	(860,244)

Stock issued for services - ($1.05/share)	50,000	5	52,495	-	-	52,500

Stock issued for services - ($0.43/share)	50,000	5	35,995	-	-	36,000

Stock issued for services - ($0.12/share)	100,000	10	27,992	-	-	28,002

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	-	-	-		-

Recognition of deferred compensation - related party	-	-	228,007		-	228,007

Options granted for services rendered - officer	-	-	260,597	-	-	260,597

Reversal of unvested deferred compensation - related party	(133,336)	(13)	(12,472)	-	-	(12,485)

Comprehensive income (loss)
Foreign currency translation gain (loss)					(5,006)	(5,006)
Net Loss	-	-	-	(2,143,169)	-	(2,143,169)
Total comprehensive income (loss)						(2,148,175)

Balance, October 31, 2014	44,086,726	$4,409	$717,372	$(3,347,218)	$(10,807)	$(2,636,244)

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED OCTOBER 31, 2014 AND 2013

	For the Year	For the Year
	Ended	Ended
	October 31, 2014	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,143,658)	$(773,794)
Gain (loss) from discontinued operations	489	(44,453)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	168	-
Stock based compensation	592,621	15,564
Loss on settlement of accounts payable	-	15,477
Amortization of intangible assets	126,619	59,321
Amortization of debt issuance costs	7,669	-
Accretion of debt discount	131,474	-
Change in fair value of derivative liabilities	365,404	-
Changes in operating assets and liabilities
Assets of discontinued operations	1,054	29,264
Liabilities of discontinued operations	(1,557)	(21,075)
Prepaid expenses	(4,104)	(6,500)
Accounts payable and accrued expenses	184,158	110,612
Accrued interest	292,763	166,773
Accrued expenses - related party	-	43,578
Payroll taxes payable	60,554	-
Accrued compensation-officers	(40,000)	-

NET CASH USED IN OPERATING ACTIVITIES	(426,346)	(405,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of patents	-	(900,000)
Purchase of equipment	(4,801)	-

NET CASH USED IN INVESTING ACTIVITIES	(4,801)	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	1,500,000
Proceeds from convertible notes payable	372,000	-
Cash paid for debt issuance costs	(22,650)	-
Capital contribution - related party	-	100

NET CASH PROVIDED BY FINANCING ACTIVITIES	349,350	1,500,100

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,006)	(3,681)

NET CHANGE IN CASH	(86,803)	191,186

Cash at beginning of reporting period	297,507	106,321

Cash at end of reporting period	$210,704	$297,507

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued to settle accounts payable	$-	$25,000
Cancellation of shares - former related party	$27,240	$8,400
Shares issued in connection with patents acquired	$-	$67
Debt discount recorded on convertible debt and warrants	$362,322	$-

See accompanying notes to the consolidated financial statements.

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

On May 13, 2013, the Company decided to no longer operate Endeavor UK and is in the process of winding down all activities.  As a result, this subsidiary is reported as a discontinued operation.

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

The assets and liabilities of the discontinued operations are presented separately under the captions "Assets of Discontinued Operations" and "Liabilities of Discontinued Operations," respectively in the accompanying consolidated balance sheets at October 31, 2014 and October 31, 2013 and consist of the following:

	October 31, 2014	October 31, 2013
Assets of discontinued operations:
Cash	$-	$-
Other Assets	$-	$1,054
Total assets of discontinued operations	$-	$1,054

Liabilities of discontinued operations:
Accounts payables and accrued liabilities	$-	$1,557
Total liabilities of discontinued operations	$-	$1,557

Endeavor UK was inactive for the reporting periods presented. During the year ended October 31, 2014, the Company elected to write-off the assets and liabilities of Endeavor UK and recorded a gain of $489.

Name Change and Change in Business

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

Formation of Subsidiaries to Acquire Intellectual Property

On May 6, 2013, the Company formed a wholly-owned subsidiary in the State of Delaware, Endeavor MeshTech, Inc. (“MeshTech”).  The Company owns the two patents and one patent application acquired in connection with the business acquisition of Mesh Comm, LLC.

On July 8, 2013, the Company formed a wholly-owned subsidiary in the State of Delaware, Endeavor Energy, Inc. (“Endeavor Energy”).  The Company owns the patents acquired from Solid Solar Energy, Inc.

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

Basis of Presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

(iii)
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

(iv)
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

Acquisition-Related Costs

Pursuant to FASB ASC Paragraph 805-10-25-23 acquisition-related costs are costs the acquirer incurs to effect a business combination. Those costs include finder’s fees; advisory, legal, accounting, valuation, and other professional or consulting fees; general administrative costs, including the costs of maintaining an internal acquisitions department; and costs of registering and issuing debt and equity securities. The acquirer shall account for acquisition related costs as expenses in the periods in which the costs are incurred and the services are received, with one exception. The costs to issue debt or equity securities shall be recognized in accordance with other applicable GAAP.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the respective assets as follows:

Estimated Useful Life (Years)

Computer equipment	3

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

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

Pursuant to Section 850-10-20 the Related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b). Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company; (e.) management of the Company; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company pays approximately 25% to 40% of gross recoveries from litigation settlements. These fees are based upon a gradual scale as negotiated between the Company and its legal counsel.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Year	Year
	Ended	Ended
	October 31, 2014	October 31, 2013

Stock options, exercise price ($0.75) – former related party	10,000	500,000
Stock options, exercise price ($0.75)	510,000	10,000
Stock options, exercise price ($0.69) – related party	2,144,881	10,000
Warrants	55,800	-
Convertible notes payable	54,235,022	-
	56,955,703	520,000

Since the Company reflected a net loss for year ended October 31, 2014, the inclusion of any common stock equivalents would have been anti-dilutive.

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

To achieve that core principle, an entity should apply the following steps:

6.	Identify the contract(s) with the customer
7.	Identify the performance obligations in the contract
8.	Determine the transaction price
9.	Allocate the transaction price to the performance obligations in the contract
10.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

4.
Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

5.
Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

6.	Assets recognized from the costs to obtain or fulfill a contract.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern
b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at October 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under the terms of the asset purchase from Mesh, in exchange for $800,000 and a 20% royalty on future net revenues associated with enforcement activities, Endeavor acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents. Endeavor assumed all obligations of Mesh under that certain license agreement between

For the year ended October 31, 2014 and 2013, the Company recognized $178,972 and $10,000, respectively, as royalty expense and recorded as a component of cost of revenue.

The following table summarizes the acquisition consideration for the Mesh acquisition:

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

	Actual	Pro Forma	Pro Forma
	May 13, 2013 to October 31, 2013	November 1, 2012 to May 12, 2013	November 1, 2011 to October 31, 2012
Revenues
Finishing Touches (now Endeavor, IP, Inc.)(Consolidated)	$100,000	$-	$23,500)
Mesh Comm, LLC	-	-	-
Total Revenues	$100,000	$-	$23,500

Earnings (Loss)	$(581,846)	$(236,402)	$(324,768)
Finishing Touches (now Endeavor, IP, Inc.)	$(581,846)	$(236,401)	$(324,768)
Mesh Comm, LLC	-	(1,805)	(11,128)
Total Earnings (Loss)	$(581,846)	$(238,206)	$(335,896)

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

Intangible assets were comprised of the following at October 31, 2014:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(174,735)	$-	$625,265
Patent #2	16	$50,034	$(4,624)	$-	$45,410
Patent #3	11	$50,034	$(6,581)	$-	$43,353
Total		$900,068	$(185,940)	$-	$714,128

For the year ended October 31, 2014 and 2013, amortization expense related to the intangibles with finite lives totaled $126,619 and $59,321, respectively, and was included in general and administrative expenses in the consolidated statement of operations.

At October 31, 2014, future amortization of intangible assets is as follows:

Year Ending October 31,
2015	$126,616
2016	126,963
2017	126,616
2018	126,616
2019 and Thereafter	207,317
$714,128

Note 6 – Notes Payable

On March 23, 2012, June 10, 2012 and July 26, 2012 the Company issued unsecured notes payable with a third-party for the principal amounts of $100,000, $100,000 and $200,000 respectively, all due on demand with simple interest at 16% per annum.

In May 2013, the Company executed a note for $1,500,000. The note bears an interest rate of 12%, per annum and matured in October 2014. In advance of this maturity date, the Company attempted to contact the holder of the Note without success to negotiate an extension of the Maturity Date. In addition, the Company has been unable to communicate with the holder of the Note.  The Company has not received a default letter or any other notice from the holder of the Note.  The Company continues to attempt to reach the holder to discuss an extension of the Note.

Note 7 - Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” is due to the Company from the lender.

On June 11, 2014, the Company entered into a $335,000 convertible note agreement with a third party lender. The Company received $75,000 from the lender upon execution of the note. The note contains a total original issue discount of approximately 10% or $33,500 which is pro-rated according to the consideration provided to the Company by the lender. The note will remain interest free during the first 90 days after execution of the agreement, after that date, a one-time interest charge of 12% will be applied to the principal. The maturity date of the note is two years from the date of the agreement. The note can be converted into shares of common stock at any time at a conversion rate of the lesser of $0.05 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company can request additional advances from the lender when deemed necessary to fund operations.

On June 13, 2014 and July 14, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender for $68,000 and $42,500, respectively. The notes accrue interest at 8% per annum maturing on March 17, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $70,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $35,000 from the first note were received upon execution of the agreement. The remaining $35,000 or “back-end note” is due to the Company from the lender.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” is due to the Company from the lender.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000.  The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees.  The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of October 31, 2014. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing.  Concurrently with the issuance of the note, the Company also issued the lender a warrant to purchase common stock equal to $139,500 divided by $0.016, the Market Price as of July 16, 2014. The warrant is for a term of five years from the date of issuance and contains a cashless exercise provision.

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

The fair value of the Notes’ embedded conversion feature and the warrants, $361,881 and $440, respectively, aggregated $106,093.  Consequently, upon issuance of the notes, a debt discount of $362,322 was recorded and the difference of $24,552, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense for the year ended October 31, 2014.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $230,848 as of October 31, 2014.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model, which was not materially different from the binomial lattice model.  Key assumptions used to apply this pricing model during the year ended October 31, 2014 were as follows:

Risk-free interest rate	0.05% to 1.76%
Expected life of grants	1 to 5 years
Expected volatility of underlying stock	58% to 103%
Dividends	$0

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

For the year ended October 31, 2014,
2015	$2,272,000
2016	175,000
$2,447,000

Interest expense on the promissory and convertible notes for the year ended October 31, 2014 and 2013 totaled $292,763 and $165,503, respectively.

Accrued interest as of October 31, 2014 and 2013 totaled $483,909 and $191,446, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the year ended October31, 2014, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at October 31, 2014

Embedded conversion feature	$--	$--	$727,122	$727,122
Warrant liability	--	--	604	604
October 31, 2014	$--	$--	$727,726	$727,726

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended October 31, 2014.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2013	$--	$--	$--
Change in fair value of derivative liability	164	365,240	365,404
Included in debt discount	440	361,882	362,322
Included in interest expense	--	--	--
Balance – October 31, 2014	$604	$727,122	$727,726

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

Employment Agreements – Officers and Directors

On December 24, 2013, the Board of Directors of the Company appointed Franciscus Diaba as a director of the Company.  In connection with the appointment, Mr. Diaba will receive monthly compensation of $1,000 and a one time share issuance of 50,000 shares of the Company’s common stock vesting in six months from the date of grant.

In January 2014, the Board of Directors changed the monthly compensation of Andrew Uribe, a director, from $750 to $1,000.  In addition, Mr. Uribe was granted a one time share issuance of 50,000 shares of the Company’s common stock vesting in six months from the date of grant.

On January 3, 2014, Cameron Gray resigned from his positions as Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and the Director of the Company. Upon Mr. Gray’s resignation, Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Ravinder received the following compensation package in connection with his position:

●	Base salary of $125,000 with a $12,500 signing bonus.

●
Option to purchase 2,144,881 common shares exercisable at $0.69 per share.  The options expire on January 2, 2019 and vest at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

●	1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

Lease Agreement

On January 16, 2014, the Company entered into a virtual office lease agreement for a period of one year which required an initial payment of $307 and monthly payments of $129.

Note 9 - Stockholders’ Deficit

(A) Common Stock

During the year ended October 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – directors – (1)	100,000	$72,000	$0.72
Services – Chairman and CEO – (2)	1,072,441	$156,007	$0.74
Services – (3)	50,000	$52,500	$1.05
Services – (4)	50,000	$36,000	$0.72
Services – (5)	100,000	$28,002	$0.28
Total	1,372,441	$344,509

(1)
Two directors of the Company each received 50,000 shares of the Company’s common stock in connection with their appointment which vested in six months from the date of grant.  The shares were valued at $0.72 per share, the monthly average stock price of the Company’s common stock or $72,000, and reflected as compensation expense for the year ended October 31, 2014.

(2)
Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Dhat received 1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.  The shares were valued at $0.74 per share, the monthly average stock price of the Company’s common stock on the date of grant or $156,007 and reflected as compensation expense for the year ended October 31, 2014.

(3)
In November 2013, the Company entered into a twelve month investor relations consulting agreement which requires a monthly fee of $6,000 and the issuance of an aggregate 100,000 shares of the Company’s common stock. 50,000 shares of the Company's common stock were issued and vested on the date of issuance. The shares were valued at $1.05 per share or $52,500 in aggregate, as investor relations expense, for the year ended October 31, 2014. The agreement was terminated during the year and the remaining 50,000 shares were not issued or owed.

(4)
In January 2014, the Company issued 50,000 shares of restricted common stock pursuant to an investor relations agreement. The shares were vested over a six month period. The shares were valued at $0.72 per share, the monthly average stock price of the Company’s common stock or $36,000 and reflected as investor relations expense for the year ended October 31, 2014.

(5)
In February 2014, the Company granted 100,000 shares of restricted common stock pursuant to the consulting agreement signed in May 2013. The shares were vested over a six month period. The shares were valued at $0.28 per share, the monthly average stock price of the Company’s common stock or $28,002 and reflected as professional fees for the year ended October 31, 2014.

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

During the year ended October 31, 2014 and 2013, the Company expensed $116,502 and $12,485, respectively, pertaining to common stock issued for services.

(B) Stock Options

The Company applied fair value accounting for all share based payments awards.  The fair value of each option granted is estimated on the date of grant using the BSPM.

The assumptions used for options granted during the year ended October 31, 2014 are as follows:

Exercise price	$0.69
Expected dividends	0%
Expected volatility	110%
Risk free interest rate	0.8%
Expected life of option	5 years
Expected forfeiture	0%

 The assumptions used for options granted during the year ended October 31, 2013 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69%
Risk free interest rate	0.08%-0.6%
Expected life of option	2 years
Expected forfeiture	0%

 The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2013	520,000	$0.75	1.29	$-
Granted	2,144,881	0.69	3.97	-
Exercised	-			-
Cancelled/Modified	-			-
Balance – October 31, 2014 – outstanding	2,664,881	0.70	3.47	-
Balance – October 31, 2014 – exercisable	788,110	$0.73	1.78	$-

Outstanding options held by related party – October 31, 2014	2,144,881	$0.69	4.18	$-
Exercisable options held by related party – October 31, 2014	268,110	$0.69	4.18	$-
Outstanding options held by former related party – October 31, 2014	510,000	$0.75	0.76	$-
Exercisable options held by former related party – October 31, 2014	510,000	$0.75	0.76	$-

The following is a summary of the Company’s stock options granted during the year ended October 31, 2014:

	Options	Value	Purpose for Grant
Grant to related party	2,144,881	$1,250,865	Services to be rendered

The following is a summary of the Company’s stock options granted during the year ended October 31, 2013:

	Options	Value	Purpose for Grant
Grant to former related party	500,000	$1,235	Services rendered
Grant to related party	10,000	$922	Services rendered
Grant to consultant	10,000	$933	Services rendered

All options granted were fully vested on the date of grant.

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

During the year ended October 31, 2014 and 2013, the Company expensed $260,597 and $3,079, respectively, pertaining to options issued.

Note 10 Deferred Tax Assets and Income Tax Provision

ENDEAVOR IP

Deferred Tax Assets

At October 31, 2014, ENDEAVOR IP had net operating loss (“NOL”) carry–forwards for Federal and state income tax purposes of approximately $1,994,000 that may be offset against future taxable income through 2034.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because ENDEAVOR IP believes that the realization of ENDEAVOR IP’s net deferred tax assets of approximately $678,000 were not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  ENDEAVOR IP has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $302,000 and $307,700 for the fiscal year ended October 31, 2014 and 2013, respectively.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	October 31, 2014	October 31, 2013
Net deferred tax assets:
Stock Compensation	$201,000	$11,000
Other differences in tax basis	$124,000	$11,000
Expected Income tax benefit from NOL carry-forwards	$353,000	$354,000

Less valuation allowance	(678,000)	(376,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended October 31, 2014	For the fiscal year ended October 31, 2013
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Corporation Income Tax Returns Remaining subject to IRS Audits

ENDEAVOR IP's corporation income tax returns for the fiscal year ended October 31, 2010 and 2011 were filed on December 12, 2011 and December 15, 2011, respectively.  ENDEAVOR IP has not yet filed its corporation income tax return for the fiscal years ended October 31, 2013 and 2012. Both the 2009 and 2010 corporation income tax returns will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they were filed. The 2011 corporate income tax return will remain subject to audit until three (3) years after the date of filing.

ENDEAVOUR UK

United Kingdom Income Tax

Endeavour Principle Capital Limited is registered and operates in the United Kingdom and is subject to UK tax law.  Endeavour’s statutory income tax rate is 20% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended October 31, 2014 and 2013.

Deferred Tax Assets

At October 31, 2014, Endeavour had net operating loss (“NOL”) carry–forwards for UK income tax purposes of $334,000 that may be offset against future taxable income.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because ENDEAVOR IP believes that the realization of ENDEAVOR UK’s net deferred tax assets of approximately $46,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  ENDEAVOR IP has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets in the consolidated balance sheets are as follows:

	October 31, 2014	October 31, 2013
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$46,000	$46,000
Less valuation allowance	(46,000)	(46,000)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

For the fiscal year ended October 31, 2014
Federal statutory income tax rate	20.0%
Change in valuation allowance	(20.0)
Effective income tax rate	0.0%

Corporation Income Tax Returns Remaining subject to Audits

Endeavour has not yet filed its corporation income tax return for the period ended October 31, 2013 and 2012. The statute of limitations for the return will begin when the return is filed.

Note 10 - Subsequent Events

On November 7, 2014, the Company amended the original employment agreement with Ravinder Dhat.  According to the amended agreement, Mr. Dhat will receive the following in connection with his position:

●	Base salary of $300,000 and eligible for annual cash bonus.

●	Receipt of a restricted stock grant of 6,613,000 shares of common stock, subject to specific vesting schedule, equal to 15% of the outstanding common stock at execution of the agreement.

●	Receipt of a restricted stock grant of 7,500,000 shares of common stock, subject to specific vesting schedule, equal to 50% of the base salary at execution of the agreement.

●	Receipt of 25% of all recoveries from litigation efforts (including settlement agreements) and related license agreement revenues.

●	Receipt of 25% of all net proceeds resulting from the direct or indirect sale of any intellectual property held by the Company.

●	Receipt of bonus upon the sale of the Company or its wholly-owned subsidiaries.

On November 7, 2014, the Company entered into an employment agreement with Franciscus Diaba as President of the Company.  According to the agreement which has an initial term of three years with automatic two year renewal, Mr. Diaba will receive the following in connection with his position:

●	Base salary of $300,000 and eligible for annual cash bonus.

●	Eligible to receive awards under stock option or other equity incentive plans.

●	Receipt of a restricted stock grant of 6,613,000 shares of common stock, subject to specific vesting schedule, equal to 15% of the outstanding common stock at execution of the agreement.

●	Receipt of a restricted stock grant of 7,500,000 shares of common stock, subject to specific vesting schedule, equal to 50% of the base salary at execution of the agreement.

●	Receipt of 25% of all recoveries from litigation efforts (including settlement agreements) and related license agreement revenues.

●	Receipt of 25% of all net proceeds resulting from the direct or indirect sale of any intellectual property held by the Company.

●	Receipt of bonus upon the sale of the Company or its wholly-owned subsidiaries.

On December 15, 2014, Endeavor IP, Inc. entered into a license, settlement and release agreement under its lawsuit against Leviton Manufacturing, Co., Inc. (“Leviton”).  According to the agreement, Leviton agreed to pay the Company a one-time license fee.

On December 15, 2014, one of our third party lenders elected to convert $7,605 of its June 24, 2014 convertible note into 750,000 shares of common stock. On January 6, 2015, the same lender elected to convert $7,320 of its convertible note into 1,000,000 shares of common stock.

On December 24, 2014, one of our third party lenders elected to convert $10,000 of its June 13, 2014 convertible note into 909,091 shares of common stock. On January 2, 2015, the same lender elected to convert $15,000 of its convertible note into 1,530,612 shares of common stock. On January 14, 2015, the same lender elected to convert $15,000 of its convertible note into 2,142,857 shares of common stock.

On December 29, 2014, one of our third party lenders elected to convert $2,000 of its June 24, 2014 convertible note into 213,904 shares of common stock. On January 8, 2015, the same lender elected to convert $2,000 of its convertible note into 745,156 shares of common stock.

On December 31, 2014, one of our third party lenders elected to convert $700 of its June 24, 2014 convertible note into 110,064 shares of common stock.

On December 31, 2014, Endeavor IP, Inc. entered into a license, settlement and release agreement under its lawsuit against EnergyHub, Inc. (“EnergyHub”).  According to the agreement, EnergyHub agreed to pay the Company a one-time license fee.

On January 19, 2015, one of our third party lenders elected to convert $16,940 of its July 16, 2014 convertible note into 4,400,000 shares of common stock.

On January 23, 2015, the Company entered into a Separation Agreement and Release with its Chief Executive Officer, Ravinder Dhat, resulting in his resignation as the Company's Chief Executive Officer and Chairman of the Board on January 23, 2015; however, Mr. Dhat will remain as a member of the Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officer Mr. Franciscus Diaba of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

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

Because of our inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our principal executive, financial and accounting officer Mr. Diaba, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended October 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Diaba concluded that, as of and for the year ended October 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended October 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Franciscus Diaba *	42	December 24, 2013	Chief Executive Officer, President and Chairman of the Board
Ravinder Dhat **	38	January 3, 2014	Director
Andrew Uribe	58	May 13, 2013	Director

*      Mr. Diaba became our Chief Executive Officer and Chairman of the Board upon Mr. Dhat’s resignation (January 23, 2015).

**      Mr. Dhat resigned as Chief Executive Officer and Chairman of the Board effective January 23, 2015, but will remain as a member of the Board of Directors.

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

Franciscus Diaba – Chairman of the Board, Chief Executive Officer, President and Director

Mr. Diaba has served as a member of our Board of Directors since December 24, 2013, became our President and Secretary on November 7, 2014 and Chief Executive Officer and Chairman of the Board on January 23, 2015.  Mr. Diaba served as president and chairman of North South Holdings, Inc. from 2012 to 2013 until it merged with Spherix Incorporated (NASDAQ: SPEX). Mr. Diaba has served as an IP attorney at law firms including Fish & Neave (now Ropes & Gray LLP), Kramer Levin Naftalis & Frankel LLP and Sichenzia Ross Friedman Ference LLP.  He holds a B.S. in Mechanical Engineering from the State University of New York at Buffalo, and a Juris Doctor degree from Franklin Pierce Law Center (University of New Hampshire School of Law). Mr. Diaba is licensed to practice law in the State of New York.  Mr. Diaba became a member of Chief Executive Officer and Chairman of the Board on January 23, 2015.

Ravinder Dhat – Director

Mr. Dhat was our Chief Executive Officer and Chairman of the Board from January 4, 2014 through January 23, 2015 and remains as a member of our Board of Directors.  Mr. Dhat was Vice President of Business Development at Tessera Intellectual Property Corporation where he co-led the business development team responsible for developing and executing on Tessera’s IP growth strategy from 2011 to 2013. Prior to joining Tessera, Mr. Dhat spent 11 years at Rambus Inc. in various technical and marketing management roles across multiple business units. Mr. Dhat has approximately 15 years of experience in intellectual property related business development, strategic marketing management, new product planning, technical sales, and system engineering for consumer and semiconductor IP and was chosen as a director based on the foregoing experience. Mr. Dhat holds a BSEE degree from the University of Victoria and an MBA from the Wharton School of Business.  Mr. Dhat resigned as our Chief Executive Officer and Chairman of the Board on January 23, 2015, but will remain as a member of our Board of Directors.

Andrew Uribe – Director

Mr. Uribe has served as the President and Director of Emy’s Salsa AJI Distribution Company, Inc. since July 2006.  Mr. Uribe has served as the President of Calima Group LLC since September 1999.  Mr. Uribe served as the sole officer and director of Southridge Technology Group, Inc. (OTCBB: SOUT) from April 13, 2007 through July 13, 2007.  Southridge Technology Group, Inc. provides customized computing and communications services and solutions for small to medium-sized businesses.    Mr. Uribe has served as a Spanish language interpreter for the Johns Hopkins Medical Center since 2003 was an adjunct instructor in clinical forensics at Anne Arundel Community College in 2003.  From March 2000 until December 2004, Mr. Uribe was a chemist for the U.S. Department of Defense. Mr. Uribe has in the past been involved in the development and marketing of point-of-care testing for HIV antibodies for use in underdeveloped countries as a screening tool for early diagnosis.  Mr. Uribe served as the Chief Executive Officer, Chief Financial Officer, Secretary and Director of American Strategic Minerals Corporation from December 2011 to January 2012. Mr. Uribe was chosen as a director based on his experience and knowledge of public company operations.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to partially combine these roles.  Due to our small size, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions partially combined.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board of Directors’ appetite for risk. While the Board of Directors oversees our business, our management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for us. We expect to adopt a code as we develop our business.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of our executive officers serving as a member of our Board of Directors.

Involvement in Certain Legal Proceedings

During the past ten years, none of our officers, directors, promoters or control persons has been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended October 31, 2014, we believe that all applicable Section 16(a) filing requirements were met on a timely basis as it relates to our directors and executive officers.  We have identified at least two unrelated shareholders that appear to own more than 10% of our common stock, but have not elected to file the required reports with the U.S. Securities & Exchange Commission.  Efforts to reach these shareholders have not been successful and we continue to communicate with these shareholders to seek their compliance with Section 16(a) and all other federal securities laws.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended October 31, 2014 and 2013 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Option Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)		($)	($)	($)	($)	($)

Franciscus Diaba, CEO, President and Chairman (1)	2014

Ravinder Dhat, CEO and Director	(2)2014	408,909		143,521	260,148					812,578

Cameron Gray (3) Former CEO, CFO, Treasurer, Secretary, Director	2013	80,000	0	27,240	922	0	0	0	0	108,162
	2014

(1)	Mr. Diaba was appointed as an officer on November 7, 2014 and did not receive any compensation in 2013. Mr. Diaba became our Chief Executive Officer and Chairman of the Board on January 23, 2015.

(2)
  Mr. Dhat was appointed as an officer and director on January 4, 2014 and did not receive any compensation in 2013.  Mr. Dhat resigned as Chief Executive Officer and Chairman of the Board on January 23, 2015, but remains as a member of our Board of Directors.

(3)	Mr. Cameron was appointed officer and director on May 13, 2013 and resigned on January 3, 2014.

Employment Agreements

On January 23, 2015, we reached an agreement with our Chief Executive Officer, Ravinder Dhat resulting in his resignation as our Chief Executive Officer and Chairman of the Board on January 23, 2015, but remains as a member of our Board of Directors. We entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the Separation Agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that we entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement we and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The Separation Agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that we enter into after January 23, 2015. In addition, the Separation Agreement also provided for the right to receive 20% of the proceeds that we may receive if we sell or execute a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to our confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in Section 10 of the Dhat Initial Employment Agreement; and to cooperate from time to time on matters that we may request and the right to retain 5,670,362 shares of restricted stock.

On November 7, 2014, we entered into an agreement with Franciscus Diaba (the “Diaba Employment Agreement”) for an initial term of three (3) years and can be automatically renewed for additional terms of two (2) years each unless we or Mr. Diaba provide a notice of non-renewal.  In consideration for his employment, we will pay Mr. Diaba a base salary of $300,000 per annum and shall be entitled to receive annual bonuses in an amount equal to up to 100% of his then base salary if we meet or exceed certain criteria adopted by our compensation committee, or in the absence thereof, our Board of Directors.  The Diaba Employment Agreement also provides for the following items: (i) right to receive 25% of all recoveries from litigation efforts (including settlement agreements); (ii) right to receive 25% of the net proceeds resulting from the direct or indirect sale of any of the intellectual property owned by us or any of our subsidiaries; (iii) right to receive a special bonus equal to 5% of all consideration realized in excess of our market capitalization as of the date of (and prior to) the announcement of the transaction or an allocation based on the calculated market capitalization of either Endeavor, Endeavor Meshtech or Endeavor Energy; and (iv) severance payments to Mr. Diaba in the event Mr. Diaba’s employment is terminated, other than for “Cause” (as defined in the Diaba Employment Agreement) or by Mr. Diaba without “Good Reason” or if he becomes Totally Disabled (as defined in the Diaba Employment Agreement), for a Change of Control (as defined in the Diaba Employment Agreement) or for non-renewal by us or Mr. Diaba will be entitled to receive severance benefits equal to three months of his base salary, continued coverage under our benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus.  On January 23, 2015, our Board of Directors appointed Franciscus Diaba as our new Chief Executive Officer and Chairman of the Board of Directors. We also entered into an amendment to the Employment Agreement with Franciscus Diaba that appoints him as our new Chief Executive Officer and Chairman of the Board assuming the duties formerly held by Ravinder Dhat in addition to his current role as our President.

Directors’ Compensation

The following table summarizes the compensation awarded during the fiscal year ended October 31, 2014 to our directors who are not named executive officers in the Summary Compensation Table under “Executive Compensation” below:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andrew Uribe	9,250	36,000					45,250
Franciscus Diaba(1)	310,597	36,000					346,597
Ravinder Dhat(2)

(1)	Mr. Diaba was appointed as our President on November 7, 2014 and Chief Executive Officer and Chairman of the Board on January 23, 2015.
(2)
Mr. Dhat served as our Chief Executive Officer and Chairman of the Board until his resignation on January 23, 2015.  Mr. Dhat's compensation for the year ended October 31, 2014 is included in Executive Compensation in Item 11 above. Mr. Dhat continues to serve as a member of our Board.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of October 31, 2014:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ravinder Dhat	268,110	1,876,771		$0.69	1/2/19
Franciscus Diaba

Long-Term Incentive Plan

On May 13, 2013, we adopted the 2013 Plan to promote the our success and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons.  The 2013 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants.  Pursuant to the terms of the 2013 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards. Up to 28 million shares of common stock are issuable pursuant to awards under the 2013 Plan. Unless earlier terminated by the Board, the 2013 Plan shall terminate at the close of business on May 13, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 15, 2015 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares.   The table does not contain ownership information for at least two unrelated shareholders that appear to own more than 10% of our common stock, but have not elected to file the required reports with the U.S. Securities & Exchange Commission.  Efforts to reach these shareholders have not been successful and we continue to communicate with these shareholders to seek their compliance with Section 16(a) and all other federal securities laws.  As of January 15, 2015, there were 62,294,914 shares of our common stock outstanding:

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial ownership (1)		Percent of class (1)

Officers and Directors
Common stock	Franciscus Diaba	5,452,252	(3)	8.75%
Common stock	Ravinder Dhat (3)	5,670,362	(4)	9.10%
Common stock	Andrew Uribe	50,000		*
Common stock	All officers and directors as a group (three persons)	11,172,614		17.94%

*Represents less than 1%.

(1)
Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 15, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 15, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. As of January 15, 2015, there were 62,294,914 shares of our common stock issued and outstanding.

(2)	The address of these persons, unless otherwise noted, is C/O Endeavor IP, Inc., 140 Broadway, 46th Floor, New York, NY, 10005.

(3)	Represents 5,452,252 shares of common stock.

(4)	Represents 5,670,362 shares of common stock.

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

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. Using the definition of independence set forth in the rules of the NASDAQ Stock Market, one of our directors, Mr. Uribe would be considered an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 2, 2014, we engaged Li and Company, P.C., as our independent registered public accounting firm replacing KBL, LLP (the “Former Auditor”).  The Former Auditor served as the auditors for our financial statements for the period from May 13, 2013 through September 2, 2014.  Li and Company had served as our auditors for the years ended October 31, 2013 and 2012. For the years ended October 31, 2014, and 2013, we incurred fees as discussed below:

	Fiscal Year Ended
	October 31, 2014	October 31, 2013

Audit fees and auditors’ review fees	$30,550	$25,000
Audit – related fees	$-	$44,800
Tax fees	$-	$-
All other fees	$-	$-

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.1	Service Contract with G-Force Productions dated March 11, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.2	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.3	Independent Contractor Agreement with Haydon Development dated April 25, 2011 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)
10.4	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Nikolay Koval (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.5	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Ravilya Islyntieva (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.6	Promissory Note delivered to Bay Capital A. G. dated March 23, 2012 (incorporated by reference to our current report on Form 8-K filed on February 27, 2012)
10.7	Promissory Note delivered to Bay Capital A. G. dated June 10, 2012 (incorporated by reference to our quarterly report on Form 10-Q filed on June 19, 2012)
10.8	Agreement of Sale of Finishing Touches Home Goods Inc. registered in Ontario, Canada, dated June 14, 2012 (incorporated by reference to our quarterly report on Form 10-Q filed on June 19, 2012)
10.9	Promissory Note delivered to Bay Capital A. G. dated July 26, 2012 (incorporated by reference to our Current Report on Form 8-K filed on August 29, 2012)
10.10
Patent Purchase Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Mesh Comm LLC. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.11
Proceeds Interest Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Mesh Comm LLC. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.12
Patent Purchase Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Solid Solar, Inc. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.13
Proceeds Interest Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Solid Solar, Inc. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.14
Consulting Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc. and Kenneth Garrard (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.15
Executive Employment Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc. and Cameron Gray (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.16	Note Purchase Agreement dated May 13, 2013 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.17	Form of Promissory Note (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.18	2013 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.19
Employment Agreement dated January 3, 2014 between Endeavor IP, Inc. and Ravinder Dhat (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014)

10.20
Indemnification Agreement dated January 3, 2014 between Endeavor IP, Inc. and Ravinder Dhat (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014)

10.21
Amendment to Employment Agreement between Ravinder S. Dhat and Endeavor IP, Inc. dated November 7, 2014 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2014)

10.22
Employment Agreement between Franciscus Diaba and Endeavor IP, Inc. dated November 7, 2014 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2014)

10.23	Indemnification Agreement between Franciscus Diaba and Endeavor IP, Inc. dated November 7, 2014 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2014)
10.24	Severance Agreement dated January 23, 2015 between Ravinder Dhat and Endeavor IP, Inc. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 28, 2015)
21.1	List of subsidiaries*
23.1	Consent of Li and Company, PC*
23.2	Consent of KBL, LLP*
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2014.

ENDEAVOR IP, INC.

Date: January 29, 2015	By:	/s/ Franciscus Diaba
Franciscus Diaba
Chief Executive Officer, Secretary, Treasurer and Chairman (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Endeavor IP, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Franciscus Diaba	President (Principal Executive, Financial and Accounting Officer) , Secretary and Director	January 29, 2015
Ravinder Dhat

/s/ Ravinder Dhat	Director	January 29, 2015
Andrew Uribe

/s/ Andrew Uribe	Director	January 29, 2015
Franciscus Diaba