Form 10-Q
period 2015-01-31
ENDEAVOR IP, INC.
filed 2015-03-17
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

or

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

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 17, 2015, there were 190,914,981 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC.
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2015 AND OCTOBER 31, 2014

	January 31, 2015	October 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$56,485	$210,704
Prepaid expenses	10,604	10,604
Total Current Assets	67,089	221,308

Property and equipment, net	4,229	4,633

Debt issuance costs	12,238	14,981

Patents, net	682,213	714,128

Total Assets	$765,769	$955,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$175,234	$274,375
Notes payable	1,900,000	1,900,000
Convertible notes payable - net of debt discount	170,201	141,152
Payroll tax payable	64,132	64,132
Accrued interest	566,094	483,909
Derivative liabilities, current portion	357,648	552,139
Total Current Liabilities	3,233,309	3,415,707

Long Term Liabilities
Derivative liabilities, net of current portion	63,928	175,587
Total Long Term Liabilities	63,928	175,587

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred Stock par value $0.0001: 25,000,000 shares authorized;	-	-
none issued and outstanding
Common stock par value $0.0001: 3,000,000,000 shares authorized;
63,768,829 and 44,086,726 shares issued and outstanding, respectively	6,377	4,409
Additional paid-in capital	1,248,225	717,372
Accumulated deficit	(3,775,263)	(3,347,218)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(10,807)	(10,807)

Total Stockholders' Deficit	(2,531,468)	(2,636,244)

Total Liabilities and Stockholders' Deficit	$765,769	$955,050

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014
(Unaudited)

	For the three months	For the three months
	Ended	Ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)
Revenue	$350,000	$-

Cost of Revenues	155,017	-

GROSS MARGIN	194,983	-

OPERATING EXPENSES
Compensation	453,582	55,265
Director fees	12,799	83,750
Professional fees	128,571	130,279
General and administrative	93,257	85,170

Total operating expenses	688,209	354,464

LOSS FROM OPERATIONS	(493,226)	(354,464)

OTHER INCOME (EXPENSE):
Interest expense	(209,802)	(68,465)
Change in fair value of derivative liabilities	274,983	-
Foreign currency transaction gain (loss)	-	5,020

Other income (expense), net	65,181	(63,445)

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(428,045)	(417,909)

INCOME TAX PROVISION	-	-

NET LOSS	(428,045)	(417,909)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	-	(5,031)

COMPREHENSIVE LOSS	$(428,045)	$(422,940)

NET LOSS PER SHARE - BASIC:	$(0.01)	$(0.01)
NET LOSS PER SHARE - DILUTED:	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARE OUTSTANDING - BASIC	46,712,692	43,206,355
WEIGHTED AVERAGE SHARE OUTSTANDING - DILUTED	47,402,509	43,206,355

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months	For the three months
	Ended	Ended
	January 31, 2015	January 31, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,045)	$(417,909)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	404	-
Stock based compensation	335,829	77,390
Amortization of intangible assets	31,915	31,915
Amortization of debt issuance costs	6,743	-
Accretion of debt discount	120,833	-
Change in fair value of derivative liabilities	(274,983)	-
Changes in operating assets and liabilities
Assets of discontinued operations	-	23
Prepaid expenses	-	2,417
Accounts payable and accrued expenses	(99,141)	86,964
Accrued interest	82,226	68,465
Accrued expenses - related party	-	(43,578)

NET CASH USED IN OPERATING ACTIVITIES	(224,219)	(194,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	74,000	-
Cash paid for debt issuance costs	(4,000)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,000	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(5,039)

NET CHANGE IN CASH	(154,219)	(199,352)

Cash at beginning of reporting period	210,704	297,507

Cash at end of reporting period	$56,485	$98,155

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued upon conversion of notes	$96,286	$-
Cancellation of shares - former related party	$-	$27,240
Derivative cease to exist upon conversion of notes	$100,706	$-
Debt discount recorded on convertible debt and warrants	$69,539	$-

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended October 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 29, 2015.

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

(iv)
Estimates and assumptions used in valuation of  derivative liability an equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liability, share options and similar instruments.

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

All inter-company balances and transactions have been eliminated.
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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, accounts payable and accrued expenses and payroll tax payable approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable and notes payable approximate their fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at January 31, 2015 and October 31, 2014

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative warrant liability.

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

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

During the quarter ended January 31, 2015, the Company entered into two settlement agreements. Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Three months	Three months
	Ended	Ended
	January 31, 2015	January 31, 2014

Stock options, exercise price ($0.75) – former related party	10,000	10,000
Stock options, exercise price ($0.75)	510,000	510,000
Stock options, exercise price ($0.69) – related party	-	2,144,881
Warrants	55,800	-
Convertible notes payable	131,277,370	-
	131,853,527	2,664,881

There were approximately 47,402,509 and 43,206,355 potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended January 31, 2015 and 2014, respectively. The potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended January 31, 2014 were excluded from the diluted earnings per share calculation as they were anti-dilutive.
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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the condensed consolidated financial statements.

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The Company is currently evaluating the effects of ASU 2014–17 on the condensed consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at January 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Under the terms of the asset purchase from Mesh, in exchange for $800,000 and a 20% royalty on future net revenues associated with enforcement activities, Endeavor acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents. Endeavor assumed all obligations of Mesh under that certain license agreement.

For the quarter ended January 31, 2015 and 2014, the Company recognized $51,561 and $0, respectively, as royalty expense and recorded as a component of cost of revenue.

The following table summarizes the acquisition consideration for the Mesh acquisition:

Consideration

Cash	$800,000
Fair value of total consideration transferred	$800,000

The $800,000 is classified as intangible assets.  In connection with this transaction, no other assets were acquired or liabilities assumed.

The Company paid approximately $66,000 in professional fees related to the acquisition; these fees were expensed as incurred and were included as a component of general and administrative expense.

The following unaudited consolidated pro forma information gives effect to the acquisition of Mesh as if the transaction had occurred on November 1, 2011, the first day of the prior fiscal year.  The pro forma information presented is also for the current period in which the transaction occurred, which is November 1, 2012 to the acquisition date of May 13, 2013.

	Actual May 13, 2013 to October 31, 2013	Pro Forma November 1, 2012 to May 12, 2013	Pro Forma November 1, 2011 to October 31, 2012

Revenues
Finishing Touches (now Endeavor, IP, Inc.)(Consolidated)	$100,000	$-	$23,500)
Mesh Comm, LLC	-	-	-
Total Revenues	$100,000	$-	$23,500

Earnings (Loss)	$(581,846)	$(236,402)	$(324,768)
Finishing Touches (now Endeavor, IP, Inc.)	$(581,846)	$(236,401)	$(324,768)
Mesh Comm, LLC	-	(1,805)	(11,128)
Total Earnings (Loss)	$(581,846)	$(238,206)	$(335,896)

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

Intangible assets were comprised of the following at January 31, 2015:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(204,733)	$-	$595,267
Patent #2	16	$50,034	$(5,411)	$-	$44,623
Patent #3	11	$50,034	$(7,711)	$-	$42,323
Total		$900,068	$(217,855)	$-	$682,213

For the three months ended January 31, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $31,915 and $31,915, respectively, and was included in general and administrative expenses in the condensed consolidated statement of operations.

At January 31, 2015, future amortization of intangible assets is as follows:

Year Ending October 31,
2015	$94,702
2016	126,963
2017	126,616
2018	126,616
2019 and Thereafter	207,316
$682,213

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

Note 7 - Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” was received by the Company on December 19, 2014.

On June 11, 2014, the Company entered into a $335,000 convertible note agreement with a third party lender. The Company received $75,000 from the lender upon execution of the note. The note contains a total original issue discount of approximately 10% or $33,500 which is pro-rated according to the consideration provided to the Company by the lender. The note will remain interest free during the first 90 days after execution of the agreement, after that date, a one-time interest charge of 12% will be applied to the principal. The maturity date of the note is two years from the date of the agreement. The note can be converted into shares of common stock at any time at a conversion rate of the lesser of $0.05 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company can request additional advances from the lender when deemed necessary to fund operations. During the three months ended January 31, 2015, the lender converted $21,225 of principal to 4,250,000 shares of Common Stock.

On June 13, 2014 and July 14, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender for $68,000 and $42,500, respectively. The notes accrue interest at 8% per annum maturing on March 17, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the three months ended January 31, 2015, the lender converted $48,080 of principal to 7,690,252 shares of Common Stock.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $70,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $35,000 from the first note were received upon execution of the agreement. The remaining $35,000 or “back-end note” is due to the Company from the lender. During the three months ended January 31, 2015, the lender converted $9,000 of principal to 3,231,787 shares of Common Stock.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” is due to the Company from the lender. During the three months ended January 31, 2015, the lender converted $1,041 of principal and interest to 110,064 shares of Common Stock.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000.  The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees.  The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of October 31, 2014. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing.  Concurrently with the issuance of the note, the Company also issued the lender a warrant to purchase common stock equal to $139,500 divided by $0.016, the Market Price as of July 16, 2014. The warrant is for a term of five years from the date of issuance and contains a cashless exercise provision. During the three months ended January 31, 2015, the lender converted $16,940 of principal to 4,400,000 shares of Common Stock.

On January 16, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $42,500. The note accrues interest at 8% per annum maturing on October 9, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion.

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

As of January 31, 2015, the fair value of the Notes’ embedded conversion feature and the warrants was $421,497 and $80, respectively. Upon issuance of the notes, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $179,554 and $230,848 as of January 31, 2015 and October 31, 2014, respectively.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model, which was not materially different from the binomial lattice model.

Key assumptions used to apply this pricing model during the three months ended January 31, 2015 were as follows:

Risk-free interest rate	0.03% to 0.18%
Expected life of grants	1 to 5 years
Expected volatility of underlying stock	85% to 104%
Dividends	$0

Key assumptions used to apply this pricing model during the year ended October 31, 2014 were as follows:

Risk-free interest rate	0.05% to 1.76%
Expected life of grants	1 to 5 years
Expected volatility of underlying stock	58% to 103%
Dividends	$0

The expected stock price volatility for the Company’s stock options was determined by the historical volatilities for industry peers and used an average of those volatilities.  Risk free interest rates were obtained from U.S. Treasury rates for the applicable periods.

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

For the year ended October 31,
2015	$2,112,920
2016	136,835
$2,249,755

Interest expense on the promissory and convertible notes for the three months ended January 31, 2015 and 2014 totaled $82,226 and $63,465, respectively.

Accrued interest as of January 31, 2015 and 2014 totaled $566,094 and $259,611, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the year ended January 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at January 31, 2015

Embedded conversion feature	$--	$--	$421,497	$421,497
Warrant liability	--	--	80	80
January 31, 2015	$--	$--	$421,576	$421,576

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended January 31, 2015.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2014	$604	$727,122	$727,726
Change in fair value of derivative liability	(524)	(274,459)	(274,983)
Included in debt discount	-	69,539	69,539
Included in interest expense	-	-	-
Conversion of debt to equity	-	(100,706)	(100,706)
Balance – January 31, 2015	$80	$421,497	$421,576

For note conversions that occurred during the three months ended January 31, 2015, the fair value of the converted portion was estimated using the Black-Scholes option-pricing model, which was not materially different from the binomial lattice model.

Key assumptions used to apply this pricing model to note conversion during the three months ended January 31, 2015 were as follows:

Risk-free interest rate	0.01% to 0.25%
Expected life of grants	0.21 to 1.5 years
Expected volatility of underlying stock	80% to 111%
Dividends	$0

Upon conversion of the notes, $100,706 of the derivative liability was reclassified to additional paid-in capital.

Note 8 - Commitments and Contingencies

Commitments

Consulting Agreements

Effective May 13, 2013, the Company entered into a 2 year consulting agreement with the manager of Mesh; this individual will assist with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual will be paid $7,000 per month. The agreement is subject to cancellation. During the three months ended January 31, 2015 and 2014, the Company recorded $21,000 as professional fees on the condensed consolidated statement of operations.

In November 2013, the Company entered into a placement agent agreement which notes a placement agent fee equal to 10% of the aggregate purchase price paid by each investor introduced, directly or indirectly by the finder.  In addition, the Company agreed to pay up to $15,000 in additional expenses to the placement agent.

In July 2014, the Company entered into a 12 month consulting agreement with a design company for the assistance in advertising and branding strategies. According to the agreement, the Company will compensate the consultant $2,000 per month. Additional services provided by the consultant outside of the agreement will be billed separately. The agreement is subject to cancellation. During the three months ended January 31, 2015 and 2014, the Company recorded $$6,000 and $0, respectively, as professional fees on the condensed consolidated statement of operations.

Employment Agreements – Officers and Directors

In January 2014, the Board of Directors changed the monthly compensation of Andrew Uribe, a director, from $750 to $1,000.  In addition, Mr. Uribe was granted a one time share issuance of 50,000 shares of the Company’s common stock vesting which vested six months from the date of grant.

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

•	Base salary of $125,000 with a $12,500 signing bonus.

•
Option to purchase 2,144,881 common shares exercisable at $0.69 per share.  The options expire on January 2, 2019 and vest at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

•	1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

On January 23, 2015, the Company reached an agreement with Mr. Dhat resulting in his resignation as the Chief Executive Officer and Chairman of the Board, but remains as a member of the Board of Directors. The Company entered into a Separation Agreement and Release with Mr. Dhat. The agreement with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that the Company entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement the Company and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that the Company enters into after January 23, 2015. In addition, the agreement also provided for the right to receive 20% of the proceeds that the Company may receive if the Company sells or executes a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to the Company’s confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in the Dhat Initial Employment Agreement; and to cooperate from time to time on matters that the Company may request. In addition, Mr. Dhat has the right to retain 5,670,362 shares of restricted Company common stock.

On November 7, 2014, the Company entered into an employment agreement with Franciscus Diaba as President of the Company.  According to the agreement which has an initial term of three years with automatic two year renewal, Mr. Diaba will receive the following in connection with his position:

●	Base salary of $300,000 and eligibility for an annual cash bonus.

●	Eligibility to receive awards under stock option or other equity incentive plans.

●	Receipt of a restricted stock grant of 6,613,000 shares of Company common stock, subject to a specific vesting schedule, equal to 15% of the outstanding common stock at execution of the agreement.

●	Receipt of a restricted stock grant of 7,500,000 shares of common stock, subject to a specific vesting schedule, equal to 50% of the base salary at execution of the agreement.

●	Receipt of 25% of all recoveries from litigation efforts (including settlement agreements) and related license agreement revenues.

●	Receipt of 25% of all net proceeds resulting from the direct or indirect sale of any intellectual property held by the Company.

●	Receipt of bonus upon the sale of the Company or its wholly-owned subsidiaries.

On January 23, 2015, the Company appointed Franciscus Diaba as the new Chief Executive Officer and Chairman of the Board of Directors. The Company also entered into an amendment to the Employment Agreement with Franciscus Diaba that appoints him as the new Chief Executive Officer and Chairman of the Board assuming the duties formerly held by Ravinder Dhat in addition to his current role as President.

Lease Agreement

On January 16, 2014, the Company entered into a virtual office lease agreement for a period of one year which required an initial payment of $307 and monthly payments of $279.

Note 9 - Stockholders’ Deficit

(A) Common Stock

During the three months ended January 31, 2015, the Company issued the following common stock:

As discussed in Note 7 above, the Company issued 19,682,103 shares of Common Stock to five of the third party lenders upon conversion of $96,286 of principal and interest. The number of shares issued to each lender upon conversion was determined according the convertible note agreements as discussed above.

In addition, the Company issued 5,403,352 to both Mr. Dhat and Mr. Diaba pursuant to their employment agreements executed in November 2014.

During the three months ended January 31, 2015, the Company recorded $335,829 in stock based compensation.

During the year ended October 31, 2014, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – directors – (1)	100,000	$72,000	$0.72
Services – Chairman and CEO – (2)	1,072,441	$156,007	$0.74
Services – (3)	50,000	$52,500	$1.05
Services – (4)	50,000	$36,000	$0.72
Services – (5)	100,000	$28,002	$0.28
Total	1,372,441	$344,509

(1)
Two directors of the Company each received 50,000 shares of the Company’s common stock in connection with their appointment which vested in six months from the date of grant.  The shares were valued at $0.72 per share, the monthly average stock price of the Company’s common stock or $6,000, and reflected as compensation expense for the three months ended January 31, 2014.

(2)
Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Dhat received 1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.  The shares were valued at $0.74 per share, the monthly average stock price of the Company’s common stock on the date of grant or $156,007 and recorded $8,211 as compensation expense for the three months ended January 31, 2014. Mr. Dhat resigned from his position on January 23, 2015. As part of his severance package, Mr. Dhat retained ownership of 5,670,362 shares of Common Stock.

(3)
In November 2013, the Company entered into a twelve month investor relations consulting agreement which requires a monthly fee of $6,000 and the issuance of an aggregate 100,000 shares of the Company’s common stock. 50,000 shares of the Company's common stock were issued and vested on the date of issuance. The shares were valued at $1.05 per share or $52,500 in aggregate, as investor relations expense, for the three months ended January 31, 2014. The agreement was terminated during the year and the remaining 50,000 shares were not issued or owed.

(4)
In January 2014, the Company issued 50,000 shares of restricted common stock pursuant to an investor relations agreement. The shares were vested over a six month period. The shares were valued at $0.72 per share, the monthly average stock price of the Company’s common stock or $6,000 and reflected as investor relations expense for the three months ended January 31, 2014.

(5)
In February 2014, the Company granted 100,000 shares of restricted common stock pursuant to the consulting agreement signed in May 2013. The shares were vested over a six month period. The shares were valued at $0.28 per share, the monthly average stock price of the Company’s common stock or $28,002.

(B) Stock Options

The Company applied fair value accounting for all share based payments awards.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

There were no new option awards granted during the three months ended January 31, 2015.

The assumptions used for options granted during the year ended October 31, 2014 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69%
Risk free interest rate	0.08%-0.6%
Expected life of option	2 years
Expected forfeiture	0%

 The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2014	2,664,881	$0.70	3.21	$-
Granted	-			-
Exercised	-			-
Cancelled/Modified	2,144,881			-
Balance – January 31, 2015 – outstanding	510,000	0.75	0.29	-
Balance – January 31, 2015 – exercisable	510,000	$0.75	0.29	$-

Outstanding options held by related party – January 31, 2015	10,000	$0.75	0.51	$-
Exercisable options held by related party – January 31, 2015	10,000	$0.75	0.51	$-
Outstanding options held by former related party – January 31, 2015	510,000	$0.75	0.28	$-
Exercisable options held by former related party – January 31, 2015	510,000	$0.75	0.28	$-

The following is a summary of the Company’s stock options granted during the year ended October 31, 2014:

	Options	Value	Purpose for Grant
Grant to related party	2,144,881	$1,250,865	Services to be rendered

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

On January 3, 2014, the CEO of the Company on that date was granted the option to purchase 2,144,881 common shares exercisable at $0.69 per share.  The options expire on January 2, 2019 and vest at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014. On January 23, 2015, the CEO resigned from his position. Pursuant to his resignation, Mr. Dhat forfeited the options granted through is initial employment agreement.

During the three months ended January 31, 2015 and 2014, the Company expensed $72,099 and $77,390, respectively, pertaining to options issued.

Note 10 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed as follows:

Subsequent to January 31, 2015, 7 investors converted $248,896 of principal and interest to 132,200,690 shares of Common Stock.

On February 5, 2015, the Company appointed David Waldman as a director of the Company.

On February 9, 2015, Ravinder Dhat resigned from the board of directors of the Company.

On February 13, 2015, the Board of Directors and shareholders holding 66,517,867 shares of the Company’s common stock which represented approximately 55.71% of the Company’s voting power, by written consent in lieu of a meeting of shareholders, have approved the following actions: (i) to increase to the Company’s authorized shares of common stock from 200,000,000 shares of common stock, par value $0.0001 per share, to 3,000,000,000 shares of common stock, par value $0.0001 per share; and (ii) to authorize a reverse stock split of all the outstanding shares of the Company’s Common Stock and at an exchange ratio not to exceed one post-split share per one thousand pre-split shares (1:1000) to be determined at the discretion of the Board.

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

On May 13, 2013, the Company purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) and Solid Solar Energy, Inc., f/k/a Spiral Energy Tech, Inc. (“Solid Solar”).  The Company acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) Eight Hundred Thousand Dollars ($800,000) and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the Mesh Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, the Company assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor.

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

Results of Operations

Three Months Ended January 31, 2015 compared to Three Months Ended January 31, 2014

Revenue and Cost of Revenues

We recognized revenue of $350,000 and $0 for the three months ended January 31, 2015 and 2014. The revenue for the current quarter is the result of the settlement of the two patent infringement lawsuits which were settled in December 2014 and January 2015. The expenses related to this settlement were legal fees of $103,455 and royalty expenses of $51,562.

Operating Expenses

During the three months ended January 31, 2015, we incurred legal, accounting and auditors’ fees of $128,571, a decrease of $1,708 or 1% compared to $130,279 during the three months ended January 31, 2014. The decrease was due to additional professional services engaged by us during the three months ended January 31, 2014 from activities and filing requirements during that period.

During the three months ended January 31, 2015, we incurred officer salary and wages of $453,585, an increase of $398,320 or 721% from $55,265 during the three months ended January 31, 2014. The increase is a result of compensation and stock based compensation paid to the officers. In addition, one of the directors signed an agreement with the Company and was compensated as an employee.

During the three months ended January 31, 2015, we incurred management, consulting and director fees of $12,790, a decrease of $70,951 or 85% from $83,750 during the three months ended January 31, 2014. The changes is a result from one of the directors executing an employment agreement with the Company and therefore his compensation was classified as officer salary.

During the three months ended January 31, 2015, we incurred other general and administrative expenses of $93,257, an increase of $8,087 or 9% from $85,170 during the three months ended January 31, 2014. The changes resulted mainly from investor relations, travel expenses and insurance which we incurred during the three months ended January 31, 2015 due to an increase in operations compared to the three months ended January 31, 2014.

Other Income (Expenses)

During the three months ended January 31, 2015, we incurred total interest expense of $209,802. This amount is comprised of (i) $78,066 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2014 and 2013, an increase of $9,601 or 14% from $68,465 during the three months ended January 31, 2014; (ii) $6,743 for the quarterly accretion of the debt issuance costs; (iii) $1,029 on convertible notes issued during the quarter and; (iv) $120,983 for the accretion of the debt discount related to the derivative liabilities at January 31, 2015. Offsetting the above interest expense increase, the Company also recorded a gain of $274,983 on the change in fair value of the derivative liabilities.

Net Loss

For the three months ended January 31, 2015, we incurred a net loss of $428,048, an increase of $10,139, or 2% as compared to a net loss of $417,909 for the three months ended January 31, 2014 primarily due to increased revenue in comparison to the prior quarter.

Liquidity and Capital Resources

As of January 31, 2015 and October 31, 2014, we had cash balances of $56,485 and $210,704, respectively.  As of January 31, 2015, we had working capital deficit of $3,166,220, a decrease of $28,179 or 1% compared to working capital deficit of $3,194,399 at October 31, 2014.   The change is a result of increased accrued interest and increased capital used in operations offset by the increase in accounts receivable.

Net cash used in operating activities for the three months ended January 31, 2015 was $224,219, an increase of $29,906 or 15% compared with net cash used in operating activities of $194,313 for the three months ended January 31, 2014.  The increase in net cash used in operations was due to a decrease in loss from continuing operations in addition to increases in adjusting components such as stock based compensation, amortization expense, and accretion of debt discount offset by the change in fair value of the derivative liabilities.

During the three months ended January 31, 2015, we raised gross proceeds of $74,000 through the issuance of convertible notes, the terms of which are set forth elsewhere in this quarterly report. We also paid $4,000 in debt issuance costs in relation to the convertible notes.

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

On March 11, 2015, Endeavor’s wholly-owned subsidiary, Endeavor MeshTech, Inc. entered into a license and settlement agreement with Eaton Corporation, resolving the patent infringement lawsuit that Endeavor MeshTech, Inc. filed in the United States District Court for Northern District of Ohio, Eastern Division against Eaton Corporation on October 31, 2014.

Going Concern

As reflected in the accompanying unaudited interim condensed consolidated financial statements, we incurred a net loss of $428,048 and had net cash used in operations of $224,219 for the three months ended January 31, 2015 and a working deficit and stockholders’ deficit of $3,166,220 and $2,531,468, respectively as of January 31, 2015.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the condensed consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014–15, Presentation of Financial Statements – Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013–300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The Company is currently evaluating the effects of ASU 2014–15 on the condensed consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the condensed consolidated financial statements.

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The Company is currently evaluating the effects of ASU 2014–17 on the condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer Mr. Franciscus Diaba, who is also our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, Mr. Diaba concluded that as of January 31, 2015, our disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

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

On October 31, 2014, Endeavor MeshTech also filed a patent infringement suit in the United States District Court for Northern District of Ohio, Eastern Division against Eaton Corporation. On March 11, 2015, Endeavor MeshTech entered into a license and settlement agreement with Eaton Corporation.

In the lawsuits against EnergyHub, Inc., Tropos Networks, Inc., Schneider Electric USA, Inc., Mueller Systems, LLC, Leviton Manufacturing Co., Inc., and Eaton Corporation, Endeavor MeshTech alleges that the defendants have infringed claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on January 29, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 16, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $42,500. The note accrues interest at 8% per annum maturing on October 9, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion.

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

Date: March 17, 2015

ENDEAVOR IP, INC.

By:	/s/ Franciscus Diaba
Franciscus Diaba
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)