Form 10-Q
period 2015-04-30
ENDEAVOR IP, INC.
filed 2015-06-19
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

As of June 19, 2015, there were 314,443,623 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

-i-

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC.
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2015 AND OCTOBER 31, 2014

	April 30, 2015	October 31, 2014
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$26,872	$210,704
Prepaid expenses	10,604	10,604
Total Current Assets	37,476	221,308

Property and equipment, net	3,839	4,633

Debt issuance costs	9,529	14,981

Patents, net	651,339	714,128

Total Assets	$702,183	$955,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$126,404	$274,375
Notes payable	1,900,000	1,900,000
Convertible notes payable - net of debt discount	132,738	141,152
Payroll tax payable	64,132	64,132
Accrued interest	656,626	483,909
Derivative liabilities, current portion	179,755	552,139
Total Current Liabilities	3,059,655	3,415,707

Long Term Liabilities
Derivative liabilities, net of current portion	63,928	175,587
Total Long Term Liabilities	63,928	175,587

Total Liabilities	3,123,583	3,591,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred Stock par value $0.0001: 25,000,000 shares authorized;
none issued and outstanding	-	-
Common stock par value $0.0001: 3,000,000,000 shares authorized;
303,473,564 and 44,086,726 shares issued and outstanding, respectively	30,347	4,409
Additional paid-in capital	1,890,226	717,372
Accumulated deficit	(4,331,166)	(3,347,218)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(10,807)	(10,807)

Total Stockholders' Deficit	(2,421,400)	(2,636,244)

Total Liabilities and Stockholders' Deficit	$702,183	$955,050

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 2015 AND 2014
(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	Ended	Ended	Ended	Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$117,500	$-	$467,500	$-

Cost of Revenues	37,185	-	192,202	-

GROSS MARGIN	80,315	-	275,298	-

OPERATING EXPENSES
Compensation	38,253	139,595	491,835	269,874
Director fees	35,300	-	48,099	83,597
Professional fees	85,910	393,414	214,481	448,832
General and administrative	73,099	21,730	166,356	106,900

Total operating expenses	232,562	554,739	920,771	909,203

LOSS FROM OPERATIONS	(152,247)	(554,739)	(645,473)	(909,203)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	64,000	-	64,000	-
Interest expense	(241,747)	(70,637)	(451,549)	(139,102)
Change in fair value of derivative liabilities	(225,909)	-	49,074	-
Foreign currency transaction gain (loss)	-	-	-	5,020

Other income (expense), net	(403,656)	(70,637)	(338,475)	(134,082)

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(555,903)	(625,376)	(983,948)	(1,043,285)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(555,903)	(625,376)	(983,948)	(1,043,285)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	-	-	-	(5,031)

COMPREHENSIVE LOSS	$(555,903)	$(625,376)	$(983,948)	$(1,048,316)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARE OUTSTANDING - BASIC AND DILUTED	200,749,867	43,639,427	127,277,715	44,073,090

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2015 AND 2014
(Unaudited)

	For the six months	For the six months
	Ended	Ended
	April 30, 2015	April 30, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(983,948)	$(1,043,285)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	794	-
Stock based compensation	360,129	265,370
Gain on extinguishment of debt	(64,000)
Amortization of intangible assets	62,789	62,789
Amortization of debt issuance costs	15,552	-
Accretion of debt discount	255,651	-
Change in fair value of derivative liabilities	(49,074)	-
Changes in operating assets and liabilities
Assets of discontinued operations	-	(23)
Liabilities of discontinued operations	-	34
Prepaid expenses	-	(3,827)
Accounts payable and accrued expenses	(83,971)	278,549
Accrued interest	180,346	139,102
Payroll taxes payable	-	11,301
Accrued compensation-officers	-	2,677

NET CASH USED IN OPERATING ACTIVITIES	(305,732)	(287,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	132,000	-
Cash paid for debt issuance costs	(10,100)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,900	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(5,039)

NET CHANGE IN CASH	(183,832)	(292,352)

Cash at beginning of reporting period	210,704	297,507

Cash at end of reporting period	$26,872	$5,155

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued upon conversion of notes	$304,517	$-
Cancellation of shares - former related party	$-	$27,240
Derivative cease to exist upon conversion of notes	$534,146	$-
Debt discount recorded on convertible debt and warrants	$99,177	$-

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

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

(iv)
Estimates and assumptions used in valuation of derivative liability and equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s) to value derivative liability, share options and similar instruments.

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

The Company’s convertible notes payable and notes payable approximate their fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2015 and October 31, 2014.

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

During the three months ended April 30, 2015, the Company entered into one settlement agreement. During the six months ended April 30, 2015, the Company entered into one settlement agreement. During the quarter ended April 30, 2015, the Company entered into three settlement agreement. Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Three and six months	Three and six months
	Ended	Ended
	April 30, 2015	April 30, 2014

Stock options, exercise price ($0.75) – former related party	10,000	10,000
Stock options, exercise price ($0.75)	510,000	510,000
Stock options, exercise price ($0.69) – related party	-	2,144,881
Warrants	55,800	-
Convertible notes payable	531,925,615	-
	532,501,415	2,664,881

There were approximately 201,337,307 and 43,639,427 potentially outstanding dilutive common shares under the Treasury Stock Method for the three months ended April 30, 2015 and 2014, respectively. There were approximately 127,865,155 and 44,073,090 potentially outstanding dilutive common shares under the Treasury Stock Method for the six months ended April 30, 2015 and 2014, respectively. The potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended April 30, 2014 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities have the option to apply the new guidance prospectively or retrospectively, and can choose early adoption. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at April 30, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Patents and Cost of Revenues

On May 13, 2013, the Company, through its wholly owned subsidiary IP Acquisition Sub I, Inc. purchased two patents from Mesh under the terms of a patent purchase agreement (“Patent Purchase Agreement”).

Under the terms of the Patent Purchase Agreement, in exchange for $800,000 and a 20% royalty on future net revenues associated with enforcement activities, Endeavor acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents. Endeavor assumed all obligations of Mesh under that certain license agreement.

For the three months ended April 30, 2015 and 2014, the Company recognized $17,328 and $0, respectively, as royalty expense and recorded it as a component of cost of revenue. For the six months ended April 30, 2015 and 2014, the Company recognized $68,890 and $0, respectively, as royalty expense and recorded it as a component of cost of revenue.

The $800,000 is classified as intangible assets.  In connection with this transaction, no other assets were acquired or liabilities assumed.

On May 13, 2013, the Company, through its wholly owned subsidiary IP Acquisition Sub II, Inc. purchased certain patents from Solid Solar, n/k/a Spiral Energy Tech, Inc. under the terms of a patent purchase agreement.

In connection with this purchase of patents held by Spiral Energy Tech, Inc., the Company paid $100,000 in cash and issued 666,666 shares of common stock, valued at $0.0001 per share or $67, for total consideration of $100,067.  The acquisition of these patents was treated as an acquisition of assets, and not deemed to be the acquisition of a business.

Patents were comprised of the following at April 30, 2015:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(233,747)	$-	$566,253
Patent #2	16	$50,034	$(6,178)	$-	$43,856
Patent #3	11	$50,034	$(8,804)	$-	$41,230
Total		$900,068	$(248,729)	$-	$651,339

For the three months ended April 30, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $30,874 and $31,915, respectively. For the six months ended April 30, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $62,789 and $62,789, respectively, and was included in general and administrative expenses.

At April 30, 2015, future amortization of intangible assets is as follows:

Year Ending October 31,
2015 (remainder of year)	$63,828
2016	126,963
2017	126,616
2018	126,616
2019 and Thereafter	207,316
$651,339

Note 5 – Notes Payable

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

Note 6 - Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” was received by the Company on December 19, 2014. During the six months ended April 30, 2015, the lender converted $29,521 of principal and interest to 42,469,905 shares of Common Stock. On June 2, 2015, the lender converted the remaining balance to 11,774,590 shares of Common Stock at which point the balance on the notes due to the lender after the above conversions was $0.

On June 11, 2014, the Company entered into a $335,000 convertible note agreement with a third party lender. The Company received $75,000 from the lender upon execution of the note. The note contains a total original issue discount of approximately 10% or $33,500 which is pro-rated according to the consideration provided to the Company by the lender. The note will remain interest free during the first 90 days after execution of the agreement, after that date, a one-time interest charge of 12% will be applied to the principal. The maturity date of the note is two years from the date of the agreement. The note can be converted into shares of common stock at any time at a conversion rate of the lesser of $0.05 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company can request additional advances from the lender when deemed necessary to fund operations. During the six months ended April 30, 2015, the lender converted $60,203 of principal to 59,330,000 shares of Common Stock.

On June 13, 2014 and July 14, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender for $68,000 and $42,500, respectively. The notes accrue interest at 8% per annum maturing on March 17, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the six months ended April 30, 2015, the lender converted $114,920 of principal and interest to 48,433,322 shares of Common Stock. As of April 30, 2015, the balance on the notes due to the lender after the above conversions was $0.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $70,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $35,000 from the first note were received upon execution of the agreement. The remaining $35,000 or “back-end note” is due to the Company from the lender. During the six months ended April 30, 2015, the lender converted $36,775 of principal and interest to 30,586,989 shares of Common Stock. As of April 30, 2015, the balance on the notes due to the lender after the above conversions was $0.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” was received by the Company on March 23, 2015. During the six months ended April 30, 2015, the lender converted $20,913 of principal and interest to 16,859,918 shares of Common Stock. As of April 30, 2015, the balance on the notes due to the lender after the above conversions was $0.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000. The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees. The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of October 31, 2014. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing. Concurrently with the issuance of the note, the Company also issued the lender a warrant to purchase common stock equal to $139,500 divided by $0.016, the Market Price as of July 16, 2014. The warrant is for a term of five years from the date of issuance and contains a cashless exercise provision. During the six months ended April 30, 2015, the lender converted $42,185 of principal to 41,900,000 shares of Common Stock.

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

On April 6, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $38,000. The note accrues interest at 8% per annum maturing on January 9, 2016. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion.

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

Upon issuance of the notes, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $74,374 and $230,848 as of April 30, 2015 and October 31, 2014, respectively.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model, with the following estimates and assumptions at April 30, 2015:
Risk-free interest rate	0.01% to 0.26%
Expected life of grants	1 to 5 years
Expected volatility of underlying stock	79% to 104%
Dividends	$0

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model with the followings estimates and assumptions at October 31, 2014:

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

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

For the year ending October 31,
2015	$1,996,500
2016	110,612
$2,107,112

Interest expense on the promissory and convertible notes for the six months ended April 30, 2015 and 2014 totaled $180,346 and $139,102, respectively.
Accrued interest as of April 30, 2015 and October 31, 2014 totaled $656,626 and $483,909, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the six months ended April 30, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at April 30, 2015

Embedded conversion feature	$--	$--	$243,68.	$243,683
Warrant liability	--	--	--	--
April 30, 2015	$--	$--	$243,683	$243,683

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended April 30, 2015.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2014	$604	$727,122	$727,726
Change in fair value of derivative liability	(604)	(48,470)	(49,074)
Included in debt discount	-	99,177	99,177
Included in interest expense	-	-	-
Conversion of debt to equity	-	(534,146)	(534,146)
Balance – April 30, 2015	$-	$243,683	$243,683

For note conversions that occurred during the six months ended April 30, 2015, the fair value of the converted portion was estimated using the Black-Scholes option-pricing model, which was not materially different from the binomial lattice model.

Key assumptions used to apply this pricing model to note conversion during the six months ended April 30, 2015 were as follows:

Risk-free interest rate	0.01% to 0.25%
Expected life of grants	0.04 to 1.5 years
Expected volatility of underlying stock	79% to 111%
Dividends	$0

Upon conversion of the notes, $534,146 of the derivative liability was reclassified to additional paid-in capital.
Note 7 - Commitments and Contingencies

Consulting Agreements

Effective May 13, 2013, the Company entered into a 2 year consulting agreement with the manager of Mesh; this individual will assist with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual will be paid $7,000 per month. The agreement expired in May 2015. During the six months ended April 30, 2015 and 2014, the Company recorded $42,000 of professional fees.

In November 2013, the Company entered into a placement agent agreement which notes a placement agent fee equal to 10% of the aggregate purchase price paid by each investor introduced, directly or indirectly by the finder.  In addition, the Company agreed to pay up to $15,000 in additional expenses to the placement agent.

In July 2014, the Company entered into a 12 month consulting agreement with a design company for the assistance in advertising and branding strategies. According to the agreement, the Company will compensate the consultant $2,000 per month. Additional services provided by the consultant outside of the agreement will be billed separately. The agreement is subject to cancellation. During the six months ended April 30, 2015 and 2014, the Company recorded $12,000 and $0 of professional fees, respectively.

Employment Agreements – Officers and Directors

In January 2014, the Board of Directors changed the compensation arrangement of Andrew Uribe, a director, from $750 to $1,000 per month.  In addition, Mr. Uribe was granted a one time share issuance of 50,000 shares of the Company’s common stock vesting six months from the date of grant.

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

·	Base salary of $125,000 with a $12,500 signing bonus.

·
Option to purchase 2,144,881 common shares exercisable at $0.69 per share.  The options expire on January 2, 2019 and vest at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

·	1,072,441 shares of restricted common stock vesting at 12.5% every six months beginning on the 6 month anniversary of January 3, 2014.

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

On February 5, 2015, the Company appointed David Waldman as a member of the Board of the Corporation.

On February 9, 2015, Ravinder Dhat resigned from the board of directors of the Company.

Lease Agreement

On January 16, 2014, the Company entered into a virtual office lease agreement for a period of one year which required an initial payment of $307 and monthly payments of $279. In March 2015, the Company entered into a new lease agreement for office space in New York City. The lease term requires monthly payments of $569 expiring in October 2015.

Note 9 - Stockholders’ Deficit

(A) Common Stock

On February 13, 2015, the Board of Directors approved an Amended and Restated Articles of Incorporation to authorize the increase the authorized common stock to 3,000,000,000 shares.

During the six months ended April 30, 2015, the Company issued the following common stock:

As discussed in Note 7 above, the Company issued 239,580,134 shares of Common Stock to seven of the third party lenders upon conversion of $304,518 of principal and interest. The number of shares issued to each lender upon conversion was determined according the convertible note agreements as discussed above.

In addition, the Company issued 5,403,352 to both Mr. Dhat and Mr. Diaba pursuant to their employment agreements executed in November 2014.

The Company issued 3,000,000 shares to each director of the Company on February 26, 2015. The shares were valued at $0.0027 per share, the grant date stock price of the Company’s common stock or $24,300, and reflected as compensation expense for the six months ended April 30, 2015.

During the six months ended April 30, 2015, the Company recorded $360,128 in stock based compensation.

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

There were no new option awards granted during the six months ended April 30, 2015.

The assumptions used for options granted during the year ended October 31, 2014 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69%
Risk free interest rate	0.08%-0.6%
Expected life of option	2 years
Expected forfeiture	0%

 The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2014	2,664,881	$0.70	3.21	$-
Granted	-			-
Exercised	-			-
Cancelled/Modified	2,144,881			-
Balance – April 30, 2015 – outstanding	510,000	0.75	0.04	-
Balance – April 30, 2015 – exercisable	510,000	$0.75	0.04	$-

Outstanding options held by related party – April 30, 2015	10,000	$0.75	0.27	$-
Exercisable options held by related party – April 30, 2015	10,000	$0.75	0.27	$-
Outstanding options held by former related party – April 30, 2015	510,000	$0.75	0.03	$-
Exercisable options held by former related party – April 30, 2015	510,000	$0.75	0.03	$-

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

During the three months ended April 30, 2015 and 2014, the Company expensed $0 and $69,492, respectively, pertaining to options issued. During the six months ended April 30, 2015 and 2014, the Company expensed $72,099 and $92,656, respectively, pertaining to options issued.

Note 10 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed as follows.

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

On February 5, 2015, the Company appointed David Waldman as a director of the Company.

On February 9, 2015, Ravinder Dhat resigned from the board of directors of the Company

Results of Operations

Three Months Ended April 30, 2015 compared to Three Months Ended April 30, 2014

Revenue and Cost of Revenues

We recognized revenue of $117,500 and $0 for the three months ended April 30, 2015 and 2014. The revenue for the current quarter is the result of the settlement of the one patent infringement lawsuit which was settled in March 2015. The expenses related to this settlement were legal fees of $20,857 and royalty expenses of $16,328.

Operating Expenses

During the three months ended April 30, 2015, we incurred officer salary and wages of $38,253, a decrease of $101,342 or 73% from $139,595 during the three months ended April 30, 2014. During the quarter, the Company no longer incurred the payroll for the former CEO that left the Company in January 2015 which resulted in an overall decrease in compensation. In addition, stock based compensation declined due to the fact that the vesting periods expired for options awarded during prior periods.

During the three months ended April 30, 2015, we incurred director fees of $35,300, a decrease of $38,047 or 52% from $73,347 during the three months ended April 30, 2014. The changes is a result from one of the directors executing an employment agreement with the Company in January 2015 and therefore his compensation was classified as officer salary. The current three month expense included stock based compensation of $24,300 awarded to each of the directors.

During the three months ended April 30, 2015, we incurred professional fees of $85,910, a decrease of $234,157 or 73% compared to $320,067 during the three months ended April 30, 2014. The decrease was due to additional professional services engaged by us during the three months ended April 30, 2014 from activities and filing requirements during that period.

During the three months ended April 30, 2015, we incurred other general and administrative expenses of $73,099, an increase of $51,369 or 236% from $21,730 during the three months ended April 30, 2014. The changes resulted mainly from travel expenses and insurance which we incurred during the three months ended April 30, 2015 due to an increase in operations compared to the three months ended April 30, 2014.

Other Income (Expenses)

During the three months ended April 30, 2015, we incurred total interest expense of $241,747. This amount is comprised of (i) $80,673 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2014 and 2013, an increase of $10,036 or 14% from $70,637 during the three months ended April 30, 2014; (ii) $8,809 for the quarterly accretion of the debt issuance costs; (iii) $17,447 on convertible notes issued during the quarter and; (iv) $134,818 for the accretion of the debt discount related to the derivative liabilities at April 30, 2015. The Company recorded a loss of $225,909 on the change in fair value of the derivative liabilities. In addition, the Company also recorded a gain on the extinguishment of debt of $64,000.

Net Loss

For the three months ended April 30, 2015, we incurred a net loss of $555,903, a decrease of $69,473, or 11% as compared to a net loss of $625,376 for the three months ended April 30, 2014 primarily due to increased other expenses in comparison to the prior quarter offset by revenue during the current quarter and a overall reduction in operating expenses.

Six Months Ended April 30, 2015 compared to Six Months Ended April 30, 2014

Revenue and Cost of Revenues

We recognized revenue of $467,500 and $0 for the six months ended April 30, 2015 and 2014. The revenue for the current six months is the result of the settlement of the three patent infringement lawsuits which were settled in December 2014, January 2015 and March 2015. The expenses related to this settlement were legal fees of $124,312 and royalty expenses of $67,890.

Operating Expenses

During the six months ended April 30, 2015, we incurred officer salary and wages of $491,835, an increase of $221,961 or 82% from $269,874 during the six months ended April 30, 2014. During the current six months, the Company incurred the payroll for the former CEO that left the Company in January 2015 in addition to the payroll expenses for one of the directors executing an employment agreement with the Company in January 2015 and therefore his compensation was classified as officer salary.

During the six months ended April 30, 2015, we incurred director fees of $48,099, a decrease of $35,498 or 42% from $83,597 during the six months ended April 30, 2014. The changes is a result from one of the directors executing an employment agreement with the Company in January 2015 and therefore his compensation was classified as officer salary as discussed above. The current six month expense included stock based compensation of $24,300 awarded to each of the directors.

During the six months ended April 30, 2015, we incurred professional fees of $214,481, a decrease of $234,351 or 52% compared to $448,832 during the six months ended April 30, 2014. The decrease was due to additional professional services engaged by us during the six months ended April 30, 2014 from activities and filing requirements during that period.

During the six months ended April 30, 2015, we incurred other general and administrative expenses of $166,356, an increase of $59,456 or 56% from $106,900 during the six months ended April 30, 2014. The changes resulted mainly from travel expenses and insurance which we incurred during the six months ended April 30, 2015 due to an increase in operations compared to the six months ended April 30, 2014.

Other Income (Expenses)

During the six months ended April 30, 2015, we incurred total interest expense of $451,549. This amount is comprised of (i) $158,739 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2014 and 2013, an increase of $19,637 or 14% from $139,102 during the six months ended April 30, 2014; (ii) $15,552 for the accretion of the debt issuance costs; (iii) $21,607 on convertible notes outstanding and issued during the quarter and; (iv) $255,651 for the accretion of the debt discount related to the derivative liabilities at April 30, 2015. The Company also recorded a gain of $49,074 on the change in fair value of the derivative liabilities. In addition, the Company also recorded a gain on the extinguishment of debt of $64,000.

Net Loss

For the six months ended April 30, 2015, we incurred a net loss of $983,948, a decrease of $59,337, or 6% as compared to a net loss of $1,043,285 for the six months ended April 30, 2014 primarily due to increased other expenses in comparison to the prior six months offset by revenue during the current quarter and a overall reduction in operating expenses.

Liquidity and Capital Resources

As of April 30, 2015 and October 31, 2014, we had cash balances of $26,872 and $210,704, respectively.  As of April 30, 2015, we had working capital deficit of $3,022,179, a decrease of $172,220 or 5% compared to working capital deficit of $3,194,399 at October 31, 2014.   The change is a result of increased accrued interest and offset by the decrease in accounts payable and accrued expenses and the current portion of derivative liabilities.

Net cash used in operating activities for the six months ended April 30, 2015 was $305,732, an increase of $18,419 or 6% compared with net cash used in operating activities of $287,313 for the six months ended April 30, 2014.  The increase in net cash used in operations was due to a decrease in accounts payable and adjustments for the gain on extinguishment and change in fair value of derivative liabilities offset by increases in accrued interest and adjustments for stock based compensation, amortization of debt issuance costs and accretion of debt discount.

During the six months ended April 30, 2015, we raised gross proceeds of $132,000 through the issuance of convertible notes, the terms of which are set forth elsewhere in this quarterly report. We also paid $10,100 in debt issuance costs in relation to the convertible notes.

For the long term; however, we must raise additional funds or increase revenues from licensing our patents in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity or debt securities, or loans from financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. Management believes that that the market value of our common stock as traded on the OTCQB is significantly undervalued and the market has underestimated the value of our patent portfolio. Management will consider various options to increase the value of our common stock.  Management has informed the members of the board of directors that they will not continue to defer compensation and have initiated a dialog to consider various alternatives given our lack of liquidity.

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

On May 22, 2015, Endeavor’s wholly-owned subsidiary, Endeavor MeshTech, Inc. entered into a license and settlement agreement with Mueller Systems, LLC, resolving the patent infringement lawsuit that Endeavor MeshTech, Inc. filed in the United States District Court for the District of Delaware against Mueller Systems, LLC on October 31, 2014.
On May 22, 2015, Endeavor’s wholly-owned subsidiary, Endeavor MeshTech, Inc. entered into a license and settlement agreement with Synapse Wireless, Inc., resolving the patent infringement lawsuit that Endeavor MeshTech, Inc. filed in the United States District Court for Northern District of Alabama against Synapse Wireless, Inc. on October 31, 2014.

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, we incurred a net loss of $983,948 and had net cash used in operations of $305,732 for the six months ended April 30, 2015 and a working deficit and stockholders’ deficit of $3,022,179 and $2,421,400, respectively as of April 30, 2015.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

In November 2014, the FASB issued Accounting Standards Update No. 2014-16 (ASU 2014-16), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The JASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of ASU 2014–16 on the condensed consolidated financial statements.

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

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities have the option to apply the new guidance prospectively or retrospectively, and can choose early adoption. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

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

Based on the foregoing, Mr. Diaba concluded that as of April 30, 2015, our disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the significant deficiency identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants.

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

On October 31, 2014, Endeavor MeshTech filed four patent infringement lawsuits in the United States District Court for the District of Delaware against Tropos Networks, Inc., Schneider Electric USA, Inc., Mueller Systems, LLC, and Leviton Manufacturing Co., Inc. Endeavor MeshTech entered into a license and settlement agreement with Leviton Manufacturing Co., Inc. on December 15, 2014. On May 26, 2015, Endeavor MeshTech entered into a license and settlement agreement with Mueller Systems, LLC. The cases against Tropos Networks, Inc. and Schneider Electric USA, Inc. are still active.
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

On May 5, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the Eastern District of Virginia against Nexgrid, LLC. The lawsuit alleges that Nexgrid, LLC has infringed the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

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

On April 6, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $38,000. The note accrues interest at 8% per annum maturing on January 9, 2016. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion.

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

Date: June 19, 2015

ENDEAVOR IP, INC.

By:	/s/ Franciscus Diaba
Franciscus Diaba
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)