Form 10-Q
period 2015-07-31
ENDEAVOR IP, INC.
filed 2015-09-17
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

As of September 17, 2015, there were 695,011,603 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	July 31, 2015	October 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$141,648	$210,704
Accounts receivable	100,000	-
Prepaid expenses	-	10,604
Total Current Assets	241,648	221,308

Property and equipment, net	3,435	4,633

Debt issuance costs	3,519	14,981

Patents, net	619,425	714,128

Total Assets	$868,027	$955,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$146,075	$274,375
Notes payable	1,900,000	1,900,000
Convertible notes payable - net of debt discount	158,670	141,152
Payroll tax payable	64,132	64,132
Accrued compensation - officers	284,124	-
Accrued interest	737,845	483,909
Derivative liabilities, current portion	175,039	552,139
Total Current Liabilities	3,465,885	3,415,707

Long Term Liabilities
Derivative liabilities, net of current portion	-	175,587
Total Long Term Liabilities	-	175,587

Total Liabilities	3,465,885	3,591,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred Stock par value $0.0001: 25,000,000 shares authorized;	-	-
none issued and outstanding
Common stock par value $0.0001: 3,000,000,000 shares authorized;
476,432,803 and 44,086,726 shares issued and outstanding
at July 31, 2015 and October 31, 2014, respectively	47,643	4,409
Additional paid-in capital	1,897,868	717,372
Accumulated deficit	(4,532,562)	(3,347,218)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(10,807)	(10,807)

Total Stockholders' Deficit	(2,597,858)	(2,636,244)

Total Liabilities and Stockholders' Deficit	$868,027	$955,050

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS AND NINE MONTHS ENDED JULY 31, 2015 AND 2014

	For the three months	For the three months	For the nine months	For the nine months
	Ended	Ended	Ended	Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$752,237	$700,000	$1,219,737	$700,000

COST OF REVENUES
Legal and inventor fees	322,264	183,071	514,466	398,687
Settlement revenue fees and compensation	304,934	210,000	304,934	210,000
Total cost of revenue	627,198	393,071	819,400	608,687

GROSS MARGIN	125,039	306,929	400,337	91,313

OPERATING EXPENSES
Compensation	112,859	49,112	604,694	497,944
Director fees	24,000	37,000	72,099	120,597
Professional fees	57,168	102,480	271,649	156,738
General and administrative	62,956	52,5746	229,309	159,477

Total operating expenses	256,983	241,168	1,177,751	934,756

INCOME (LOSS) FROM OPERATIONS	(131,944)	65,761	(787,640)	(843,442)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	-	-	64,000	-
Interest expense	(137,915)	(130,259)	(589,464)	(269,361)
Change in fair value of derivative liabilities	68,460	863	117,534	863
Foreign currency transaction gain (loss)	-	-	-	5,020

Other income (expense), net	(69,455)	(129,396)	(407,930)	(263,478)

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(201,399)	(63,635)	(1,185,344)	(1,106,921)

INCOME TAX PROVISION	-	-	-	-

NET LOSS	(201,399)	(63,635)	(1,185,344)	(1,106,921)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation loss	-	(3)	-	(5,034)

COMPREHENSIVE LOSS	$(201,399)	$(63,638)	$(1,185,344)	$(1,111,955)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:	$0.00	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARE OUTSTANDING - BASIC AND DILUTED	343,529,594	43,986,726	200,274,468	43,790,720

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months	For the nine months
	Ended	Ended
	July 31, 2015	July 31, 2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,185,344)	$(1,106,921)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,198	-
Stock based compensation	360,129	443,039
Gain on extinguishment of debt	(64,000)	-
Amortization of patents	94,703	94,704
Amortization of debt issuance costs	21,562	1,924
Accretion of debt discount	306,337	54,201
Change in fair value of derivative liabilities	(117,534)	(863)
Changes in operating assets and liabilities
Assets of discontinued operations	-	(32)
Liabilities of discontinued operations	-	46
Prepaid expenses	10,604	1,896
Accounts receivable	(100,000)	(500,000)
Accounts payable and accrued expenses	(64,300)	280,055
Accrued interest	261,565	213,236
Payroll taxes payable	-	39,254
Accrued compensation-officers	284,124	(40,000)

NET CASH USED IN OPERATING ACTIVITIES	(190,956)	(519,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	132,000	372,000
Cash paid for debt issuance costs	(10,100)	(22,650)

NET CASH PROVIDED BY FINANCING ACTIVITIES	121,900	349,350

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(5,040)

NET CHANGE IN CASH	(69,056)	(175,151)

Cash at beginning of reporting period	210,704	297,507

Cash at end of reporting period	$141,648	$122,356

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued upon conversion of notes	$329,271	$-
Cancellation of shares - former related party	$-	$27,240
Derivative cease to exist upon conversion of notes	$534,330	$-
Debt discount recorded on convertible debt and warrants	$99,177	$362,322

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

The Company is engaged in the protection of intellectual property in the United States. The Company actively pursues licensing revenues by providing a license to its intellectual property to those entities that wish to acquire a right to use the technology. The intellectual property was acquired from a third parties and includes U.S. issued patents and applications.

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

(iv)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, or other capital-raising transaction, among other factors.

(v)
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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses and payroll tax payable approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable and notes payable approximate their fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at July 31, 2015 and October 31, 2014.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the statements of operations that are attributable to the change in the fair value of the derivative conversion feature and warrant liability.

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

Accounts Receivable and Allowance for Doubtful Accounts

Pursuant to FASB ASC Paragraph 310-10-35-47, trade receivables that management has the intent and ability to hold for the foreseeable future shall be reported in the balance sheet at outstanding principal adjusted for any charge-offs and the allowance for doubtful accounts. The Company follows FASB ASC Paragraphs 310-10-35-7 through 310-10-35-10 to estimate the allowance for doubtful accounts. Pursuant to FASB ASC Paragraph 310-10-35-9, losses from uncollectible receivables shall be accrued when both of the following conditions are met: (a) information available before the financial statements are issued or are available to be issued (as discussed in Section 855-10-25) indicates that it is probable that an asset has been impaired at the date of the financial statements, and (b) the amount of the loss can be reasonably estimated. Those conditions may be considered in relation to individual receivables or in relation to groups of similar types of receivables. If the conditions are met, accrual shall be made even though the particular receivables that are uncollectible may not be identifiable. The Company reviews individually each trade receivable for collectability and performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and general economic conditions that may affect a client’s ability to pay. Bad debt expense is included in general and administrative expenses, if any.

Pursuant to FASB ASC Paragraph 310-10-35-41, credit losses for trade receivables (uncollectible trade receivables), which may be for all or part of a particular trade receivable, shall be deducted from the allowance. The related trade receivable balance shall be charged off in the period in which the trade receivables are deemed uncollectible. Recoveries of trade receivables previously charged off shall be recorded when received. The Company charges off its trade account receivables against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company had no bad debt expense for the reporting period ended July 31, 2015 or 2014.

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

Debt Issuance Costs

Debt issuance costs are amortized using the straight line method over the terms of the notes.

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

During the three months ended July 31, 2015, the Company entered into five settlement agreements. During the nine months ended July 31, 2015, the Company entered into seven settlement agreements. During the three and nine months ended July 31, 2014, the Company entered into two settlement agreement. Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception.

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

Settlement revenue fees and compensation include the costs and expenses incurred in connection with the Company’s patent licensing and enforcement activities for services provided pursuant to the employment agreement of the officers. The Company pays approximately 10% to 25% of gross recoveries from litigation settlements. These expenses are included in the consolidated statements of operations in the period that the related revenues are recognized.

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

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Three and nine months	Three and nine months
	Ended	Ended
	July 31, 2015	July 31, 2014

Stock options, exercise price ($0.75) – former related party	-	10,000
Stock options, exercise price ($0.75)	10,000	510,000
Stock options, exercise price ($0.69) – related party	-	2,144,881
Warrants	55,800	55,800
Convertible notes payable	443,565,286	54,235,022
	444,131,086	56,955,703

There were approximately 454,728,293 and 43,986,726 potentially outstanding dilutive common shares under the Treasury Stock Method for the three months ended July 31, 2015 and 2014, respectively. There were approximately 798,164,397 and 43,790,720 potentially outstanding dilutive common shares under the Treasury Stock Method for the nine months ended July 31, 2015 and 2014, respectively. The potentially outstanding dilutive common shares under the Treasury Stock Method for the reporting period ended July 31, 2015 and 2014 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at July 31, 2015, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to further implement its business plan and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to further implement its business plan and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering or other capital-raising transaction, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering or other capital-raising transaction.

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

For the three months ended July 31, 2015 and 2014, the Company recognized $96,820 and $10,485, respectively, as inventor fee expense and recorded it as a component of cost of revenue. For the nine months ended July 31, 2015 and 2014, the Company recognized $165,710 and $75,328, respectively, as inventor fee expense and recorded it as a component of cost of revenue.

The $800,000 is classified as patents.  In connection with this transaction, no other assets were acquired or liabilities assumed.

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

Patents were comprised of the following at July 31, 2015:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(263,734)	$-	$536,266
Patent #2	16	$50,034	$(6,970)	$-	$43,064
Patent #3	11	$50,034	$(9,939)	$-	$40,095
Total		$900,068	$(280,643)	$-	$619,425

For the three months ended July 31, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $31,914 and $31,915, respectively. For the nine months ended July 31, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $94,703 and $94,704, respectively, and was included in general and administrative expenses.

At July 31, 2015, future amortization of intangible assets is as follows:

Year Ending October 31,
2015 (remainder of year)	$31,915
2016	126,963
2017	126,616
2018	126,616
2019 and Thereafter	207,315
$619,425

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

Note 6 - Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” was received by the Company on December 19, 2014. During the nine months ended July 31, 2015, the lender converted $32,111 of principal and interest of the first note to 54,244,495 shares of Common Stock. As of July 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the nine months ended July 31, 2015, the lender converted $11,137 of principal and interest of the back-end note to 71,117,982 shares of Common Stock. Subsequent to July 31, 2015, the lender elected to convert $2,645 of principal and interest of its June 10, 2014 back-end note into 48,087,636 shares of common stock.

On June 11, 2014, the Company entered into a $335,000 convertible note agreement with a third party lender. The Company received $75,000 from the lender upon execution of the note. The note contains a total original issue discount of approximately 10% or $33,500 which is pro-rated according to the consideration provided to the Company by the lender. The note will remain interest free during the first 90 days after execution of the agreement, after that date, a one-time interest charge of 12% will be applied to the principal. The maturity date of the note is two years from the date of the agreement. The note can be converted into shares of common stock at any time at a conversion rate of the lesser of $0.05 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company can request additional advances from the lender when deemed necessary to fund operations. During the nine months ended July 31, 2015, the lender converted $68,537 of principal to 112,230,000 shares of Common Stock. On August 21, 2015, the Company entered into a Note Termination Agreement with the $335,000 convertible note holder, whereby, the Company paid off the remaining balance on the $335,000 convertible note with cash. Thus, the balance on the note due to the third party lender after the Company paid off the note is $0. Upon paying off the note, the note and all obligations were terminated with no remaining obligations by the Company.

On June 13, 2014 and July 14, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender for $68,000 and $42,500, respectively. The notes accrue interest at 8% per annum maturing on March 17, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the nine months ended July 31, 2015, the lender converted $114,920 of principal and interest to 48,433,322 shares of Common Stock. As of July 31, 2015, the balance on the notes due to the lender after the above conversions was $0.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $70,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $35,000 from the first note were received upon execution of the agreement. The remaining $35,000 or “back-end note” is due to the Company from the lender. During the nine months ended July 31, 2015, the lender converted $36,775 of principal and interest to 30,586,989 shares of Common Stock. As of July 31, 2015, the balance on the notes due to the lender after the above conversions was $0.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” was received by the Company on March 23, 2015. During the nine months ended July 31, 2015, the lender converted $20,913 of principal and interest to 16,859,918 shares of Common Stock. As of July 31, 2015, the balance on the notes due to the lender after the above conversions was $0. Subsequent to July 31, 2015, the lender elected to convert $3,958 of principal and interest of its June 24, 2014 back-end note into 71,962,363 shares of common stock.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000. The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees. The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of or subsequent to July 31, 2015 because the Company has yet to request additional funding. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing. Concurrently with the issuance of the note, the Company also issued the lender a warrant to purchase common stock equal to $139,500 divided by $0.016, the Market Price as of July 16, 2014. The warrant is for a term of five years from the date of issuance and contains a cashless exercise provision. During the nine months ended July 31, 2015, the lender converted $42,185 of principal to 41,900,000 shares of Common Stock.

On January 16, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $42,500. The note accrues interest at 8% per annum maturing on October 9, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the nine months ended July 31, 2015, the lender converted $3,640 of principal to 37,166,667 shares of Common Stock. Subsequent to July 31, 2015, the lender elected to convert $5,960 of principal into 99,333,332 shares of common stock.

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

Upon issuance of the notes, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $23,688 and $230,848 as of July 31, 2015 and October 31, 2014, respectively.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model, with the following estimates and assumptions at July 31, 2015:

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

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

For the year ending October 31,
2015 (remainder of year)	$1,980,080
2016	102,278
$2,082,358

Interest expense on the promissory and convertible notes for the nine months ended July 31, 2015 and 2014 totaled $261,565 and $213,236, respectively.

Accrued interest as of July 31, 2015 and October 31, 2014 totaled $737,845 and $483,909, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the nine months ended July 31, 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at July 31, 2015

Embedded conversion feature	$--	$--	$175,039	$175,039
Warrant liability	--	--	--	--
July 31, 2015	$--	$--	$175,039	$175,039

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended July 31, 2015.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2014	$604	$727,122	$727,726
Change in fair value of derivative liability	(604)	(116,930)	(117,534)
Included in debt discount	-	99,177	99,177
Included in interest expense	-	-	-
Conversion of debt to equity	-	(534,330)	(534,330)
Balance – July 31, 2015	$-	$175,039	$175,039

For note conversions that occurred during the nine months ended July 31, 2015, the fair value of the converted portion was estimated using the Black-Scholes option-pricing model, which was not materially different from the binomial lattice model.

Key assumptions used to apply this pricing model to note conversion during the nine months ended July 31, 2015 were as follows:

Risk-free interest rate	0.01% to 0.25%
Expected life of grants	0.04 to 1.5 years
Expected volatility of underlying stock	79% to 111%
Dividends	$0

Upon conversion of the notes, $534,330 of the derivative liability was reclassified to additional paid-in capital.

Note 7 - Commitments and Contingencies

Consulting Agreements

Effective May 13, 2013, the Company entered into a 2 year consulting agreement with the manager of Mesh; this individual will assist with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual will be paid $7,000 per month. The agreement expired in May 2015. During the nine months ended July 31, 2015 and 2014, the Company recorded $42,000 of professional fees.

In July 2014, the Company entered into a 12 month consulting agreement with a design company for the assistance in advertising and branding strategies. According to the agreement, the Company will compensate the consultant $2,000 per month. Additional services provided by the consultant outside of the agreement will be billed separately. The agreement is subject to cancellation. During the nine months ended July 31, 2015 and 2014, the Company recorded $18,000 and $2,000 of professional fees, respectively. After the consulting agreement expired in June 2015, the Company renegotiated the consulting fee to reduce it from $2,000 per month to $1,000 per month.

Employment Agreements – Officers and Directors

In January 2014, the Board of Directors changed the compensation arrangement of Andrew Uribe, a director, from $750 to $1,000 per month. In January 2015, the Company changed the compensation arrangement of Uribe from $1,000 to $2,000 per month. In addition, Mr. Uribe was granted a one time share issuance of 50,000 shares of the Company’s common stock vesting six months from the date of grant.

On January 3, 2014, Cameron Gray resigned from his positions as Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and the Director of the Company. Upon Mr. Gray’s resignation, Ravinder Dhat was appointed as the Company’s Chief Executive Officer and Chairman of the Board, effective January 3, 2014.  Mr. Dhat received the following compensation package in connection with his position:

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

On January 23, 2015, the Company reached an agreement with Mr. Dhat resulting in his resignation as the Chief Executive Officer and Chairman of the Board, but at that time remained a member of the Board of Directors. The Company entered into a Separation Agreement and Release with Mr. Dhat. The agreement with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that the Company entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement the Company and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that the Company enters into after January 23, 2015. In addition, the agreement also provided for the right to receive 20% of the proceeds that the Company may receive if the Company sells or executes a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to the Company’s confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in the Dhat Initial Employment Agreement; and to cooperate from time to time on matters that the Company may request. In addition, Mr. Dhat has the right to retain 5,670,362 shares of restricted Company common stock.

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

●
Receipt of 25% of all recoveries from litigation efforts (including settlement agreements) and related license agreement revenues. During the three and nine months ended July 31, 2015, the Company paid Mr. Diaba $35,000 for settlement revenue compensation. As of July 31, 2015, the Company accrued $269,934 of settlement revenue compensation unpaid and owed to Mr. Diaba which is shown as a component of accrued compensation - officers on the consolidated balance sheet.

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

On July 15, 2015, in addition to his position of Chief Executive Officer and Chairman of the Board of Directors, the Board also appointed Franciscus Diaba as General Counsel of the Company. He will not receive additional compensation as a result of the increased responsibility.

Lease Agreement

On January 16, 2014, the Company entered into a virtual office lease agreement for a period of one year which required an initial payment of $307 and monthly payments of $279. In March 2015, the Company entered into a new lease agreement for office space in New York City. The lease term requires monthly payments of $569 expiring in October 2015.

Note 9 – Concentrations and Credit Risk

Licenses and Credit Concentrations

Licensee concentrations and credit concentrations that represent greater than 10% of total revenue and accounts receivable as of July 31, 2015 and 2014 are as follows:

	Revenue Nine months ended		Accounts Receivable at
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014

Licensee A	17%	-%	-%	-%

Licensee B	13%	-%	100%	-%

Licensee C	13%	-%	-%	-%

Licensee D	12%	-%	-%	-%

Licensee E	12%	-%	-%	-%

Licensee F	12%	-%	-%	-%

Licensee G	10%	-%	-%	-%

Licensee H	-%	71%	-%	100%

Licensee I	-%	29%	-%	-%
	89%	100%	100%	100%

Note 10- Stockholders’ Deficit

(A) Common Stock

On February 13, 2015, the Board of Directors approved an Amended and Restated Articles of Incorporation to authorize the increase the authorized common stock to 3,000,000,000 shares.

During the nine months ended July 31, 2015, the Company issued the following common stock:

As discussed in Note 7 above, the Company issued 412,539,373 shares of Common Stock to seven of the third party lenders upon conversion of $329,271 of principal and interest. The number of shares issued to each lender upon conversion was determined according the convertible note agreements as discussed above.

In addition, the Company issued 5,403,352 to both Mr. Dhat and Mr. Diaba pursuant to their employment agreements executed in November 2014. These issuances were valued at $109,148 based on the grant date value of $0.02 per share.

The Company issued 3,000,000 shares to each director of the Company on February 26, 2015. The shares were valued at $0.0027 per share, the grant date stock price of the Company’s common stock or $24,300, and reflected as compensation expense for the nine months ended July 31, 2015.

During the nine months ended July 31, 2015, the Company recorded $360,129 in stock based compensation.

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

There were no new option awards granted during the nine months ended July 31, 2015.

The assumptions used for options granted during the year ended October 31, 2014 are as follows:

Exercise price	$0.75
Expected dividends	0%
Expected volatility	48% - 69%
Risk free interest rate	0.08%-0.6%
Expected life of option	2 years
Expected forfeiture	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2014	2,664,881	$0.70	3.21	$-
Granted	-			-
Exercised	-			-
Cancelled/Modified	2,654,881			-
Balance – July 31, 2015 – outstanding	10,000	0.75	0.01	-
Balance – July 31, 2015 – exercisable	10,000	$0.75	0.01	$-

Outstanding options held by related party – July 31, 2015	10,000	$0.75	0.01	$-
Exercisable options held by related party – July 31, 2015	10,000	$0.75	0.01	$-

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

During the three months ended July 31, 2015 and 2014, the Company expensed $0 and $69,492, respectively, pertaining to options issued. During the nine months ended July 31, 2015 and 2014, the Company expensed $72,099 and $92,656, respectively, pertaining to options issued.

Note 11 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed as follows.

On August 21, 2015, the Company entered into a Note Termination Agreement with the $335,000 convertible note holder, whereby, the Company paid off the remaining balance on the $335,000 convertible note with cash. Thus, the balance on the note due to the third party lender after the Company paid off the note is $0. Upon paying off the note, the note and all obligations were terminated with no remaining obligations by the Company.

On September 3, 2015, the Board of Directors of the Company declared a dividend distribution of one right (each, a “Right ”) for each outstanding share of common stock, par value $0.0001, of the Company (the “Common Shares ”). The dividend is payable to holders of record as of the close of business on September 3, 2015 (the “Record Date”).

The following is a summary description of the Rights. This summary is intended to provide a general description only and is subject to the detailed terms and conditions of the Rights Agreement, dated as of September 3, 2015, by and between the Company and VStock Transfer LLC, as rights agent (the “Rights Agent”), a copy of which was attached to the 8K the Company filed on September 9, 2015 as Exhibit 4.1 (the “Rights Agreement”).

Each holder of Common Shares as of the Record Date will receive a dividend of one Right per Common Share. One Right will also be issued together with each Common Share issued by the Company after the Record Date and prior to the Distribution Date, and in certain circumstances, after the Distribution Date.

The “Distribution Date” is the earlier of:

1.) ten days following a public announcement that a person has become an “Acquiring Person” by acquiring beneficial ownership of 15% or more of the outstanding Common Shares then outstanding (or, in the case of a person that had beneficial ownership of 15% or more of the outstanding Common Shares on the date the Rights Agreement was executed, by obtaining beneficial ownership of additional Common Shares representing 2.0% of the Common Shares then outstanding other than as a result of repurchases of Common Shares by the Company or certain inadvertent acquisitions, and provided that Common Shares acquired pursuant to employee benefit plans, issuance of shares in repayment of debt, or issuances of shares to officers, directors and employees shall not be included in the calculation of such additional Common Shares; and

2.) ten business days (or such later date as the Board of Directors of the Company shall determine prior to the time a person becomes an Acquiring Person) after the commencement of a tender offer or exchange offer by or on behalf of any person (other than the Company or certain related entities) that, if completed, would result in such person becoming an Acquiring Person.

Until the Distribution Date:

·             the Rights will not be exercisable;

·             the Rights will be evidenced by the certificates for Common Shares (or by the ownership statements issued with respect to uncertificated Common Shares) and not by separate rights certificates; and

·             the Rights will be transferable by, and only in connection with, the transfer of Common Shares.

The Rights are not exercisable until the Distribution Date. As of and after the Distribution Date, the Rights will separate from the Common Shares and each Right will become exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (each whole share, a “Preferred Share”) at a purchase price of $.15 (such purchase price, as may be adjusted, the “Purchase Price”). This portion of a Preferred Share would give the holder thereof approximately the same dividend, voting, and liquidation rights as would one Common Share. At the discretion of the Board of Directors, the Purchase Price may be paid in Preferred Shares in a cashless exercise.

In connection with the adoption of the Rights Agreement, the Board of Directors approved a Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock of the Company. The Certificate of Designation for 750,000 preferred shares was filed with the Secretary of State of the State of Nevada and became effective on September 8, 2015.

The Series A Junior Participating Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of March, June, September, and December in each year commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Junior Participating Preferred Stock,

Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Junior Participating Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Junior Participating Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Junior Participating Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest.

Each share of Series A Junior Participating Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders of the Corporation.

Upon any liquidation (voluntary or otherwise), dissolution, or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution, or winding up) to the Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Series A Junior Participating Preferred Stock shall have received an amount equal to $100 per share of Series A Participating Preferred Stock, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment.

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

Upon the closing of the above described acquisitions, Mark Hunter resigned from all officer and director positions he held with us and Cameron Gray was appointed as our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and director and Andrew Uribe was appointed as a director.  In connection with his resignation, Mr. Hunter agreed to return 84,000,000 shares of the Company’s common stock to the Company for cancellation and was issued a two year nonqualified stock option to purchase 500,000 shares of Common Stock at a per share exercise price of $0.75, which were fully vested upon issuance.

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

On August 28, 2013, the Company announced the implementation of a forward split of its issued and outstanding Common Stock on a 14 for 1 basis.  All per share numbers herein are reflective of such forward split.

On December 24, 2013, the Board of Directors of the Company appointed Franciscus Diaba as a director of the Company. On January 3, 2014, the Company appointed Ravinder Dhat as its Chief Executive Officer and Chairman of the Board upon the resignation of Camron Gray as an officer and director of the Company.

On April 15, 2014, the U.S. Patent and Trademark Office issued U.S. Patent No. 8,700,749 (the “’749 Patent”). The ’749 Patent resulted from Patent Application No. 13/227,590 that was acquired from Mesh.

On October 7, 2014, the U.S. Patent and Trademark Office issued U.S. Patent No. 8,855,019 (the “’019 Patent”). The ’019 Patent resulted from a continuation of Patent Application No. 13/227,590. The continuation was filed by Endeavor on January 31, 2014.

On January 23, 2015, we reached an agreement with our Chief Executive Officer, Ravinder Dhat resulting in his resignation as our Chief Executive Officer and Chairman of the Board on January 23, 2015, but at that time Mr. Dhat remained a member of our Board of Directors. We entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the Separation Agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that we entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement we and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The Separation Agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that we enter into after January 23, 2015. In addition, the Separation Agreement also provided for the right to receive 20% of the proceeds that we may receive if we sell or execute a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to our confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in Section 10 of the Dhat Initial Employment Agreement; and to cooperate from time to time on matters that we may request and the right to retain 5,670,362 shares of restricted stock.

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

On July 15, 2015, in addition to his position of Chief Executive Officer and Chairman of the Board of Directors, the Board also appointed Franciscus Diaba as General Counsel of the Company.

Results of Operations

Three Months Ended July 31, 2015 compared to Three Months Ended July 31, 2014

Revenue and Cost of Revenues

We recognized revenue of $752,237 and $700,000 for the three months ended July 31, 2015 and 2014. The revenue for the current quarter is the result of the settlement of six patent infringement lawsuits compared to two during the comparable quarter in the prior year. The cost of revenues related to these settlements during the current quarter were legal fees of $224,444 and inventor fees of $97,820 compared to legal fees of $172,586 and inventor fees of $10,485 for the three months ended July 31, 2014. Settlement revenue fees related to these settlements during the current quarter were $304,934 compared to $210,000 for the quarter ended July 31, 2014. The Company accrued $269,934 for unpaid settlement revenue compensation owed to Mr. Diaba as of July 31, 2015.

Operating Expenses

During the three months ended July 31, 2015, we incurred officer salary and wages of $112,859, an increase of $63,747 or 130% from $49,112 during the three months ended July 31, 2014. The change is a result of salary and wages increases that were awarded in the fourth quarter of the prior fiscal year.

During the three months ended July 31, 2015, we incurred director fees of $24,000, a decrease of $13,000 or 35% from $37,000 during the three months ended July 31, 2014. The change is a result of the value of options granted to directors and recorded during the quarter ended July 31, 2014. These options were fully vested and expensed during the prior fiscal year.

During the three months ended July 31, 2015, we incurred professional fees of $57,168, a decrease of $45,312 or 44% compared to $102,480 during the three months ended July 31, 2014. The decrease was due to additional professional services engaged by us during the three months ended July 31, 2014 from activities and filing requirements during that period.

During the three months ended July 31, 2015, we incurred other general and administrative expenses of $62,956, an increase of $10,380 or 20% from $52,576 during the three months ended July 31, 2014. The changes resulted mainly from travel expenses and insurance which we incurred during the three months ended July 31, 2015 due to an increase in operations compared to the three months ended July 31, 2014.

Other Income (Expenses)

During the three months ended July 31, 2015, we incurred total interest expense of $137,915. This amount is comprised of

(i)	$80,127 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2014 and 2013, an increase of $9,490 or 13% from $70,637 during the three months ended July 31, 2014;
(ii)	$6,010 for the quarterly accretion of the debt issuance costs, an increase of $4,086 or 212% from $1,924 during the three months ended July 31, 2014;
(iii)	$1,092 on convertible notes issued during the quarter, an increase of $63 or 6% from $1,029 during the three months ended July 31, 2014 and;
(iv)	$50,686 for the accretion of the debt discount related to the derivative liabilities at July 31, 2015.

The Company recorded a gain of $68,460 on the change in fair value of the derivative liabilities during the three months ended July 31, 2015 compared to a gain of $863 during the three months ended July 31, 2014.  In addition, the Company also recorded a gain on the extinguishment of debt of $19,751 during the three months ended July 31, 2015.

Net Loss

For the three months ended July 31, 2015, we incurred a net loss of $201,399, an increase of $137,764, or 216% as compared to a net loss of $63,635 for the three months ended July 31, 2014. The change is attributable to the accrual of unpaid settlement revenue compensation due to an officer offset by the increase in revenue.
Nine Months Ended July 31, 2015 compared to Nine Months Ended July 31, 2014

Revenue and Cost of Revenues

We recognized revenue of $1,219,737 and $700,000 for the nine months ended July 31, 2015 and 2014. The revenue for the current nine month period is the result of the settlement of seven patent infringement lawsuit compared to two during the comparable period in the prior year. The cost of revenues related to these settlements during the current period were legal fees of $348,756 and inventor fees of $165,710 compared to legal fees of $323,359 and inventor fees of $75,328 for the nine months ended July 31, 2014. Settlement revenue compensation related to these settlements during the current quarter were $304,934 compared to $210,000 for the quarter ended July 31, 2014. The Company accrued $269,934 for unpaid settlement revenue compensation owed to Mr. Diaba as of July 31, 2015.

Operating Expenses

During the nine months ended July 31, 2015, we incurred officer salary and wages of $604,694, an increase of $106,750 or 21% from $497,944 during the nine months ended July 31, 2014.  The change is a result of one of the directors executing an employment agreement with the Company in November 2014 and having his compensation now classified as officer salary. Moreover, the Company accrued $10,490 for unpaid compensation due to Mr. Diaba as of July 31, 2015.

During the nine months ended July 31, 2015, we incurred director fees of $72,099, a decrease of $48,498 or 40% from $120,597 during the nine months ended July 31, 2014. The change is a result of one of the directors executing an employment agreement with the Company in November 2014 and therefore his compensation is now classified as officer salary.

During the nine months ended July 31, 2015, we incurred professional fees of $271,649, an increase of $114,911 or 73% compared to $156,738 during the nine months ended July 31, 2014. The increase was due to additional professional services engaged by us during the nine months ended July 31, 2015 from activities and filing requirements during that period.

During the nine months ended July 31, 2015, we incurred other general and administrative expenses of $229,309, an increase of $69,832 or 44% from $159,477 during the nine months ended July 31, 2014. The changes resulted mainly from travel expenses and insurance which we incurred during the nine months ended July 31, 2015 due to an increase in operations compared to the nine months ended July 31, 2014.

Other Income (Expenses)

During the nine months ended July 31, 2015, we incurred total interest expense of $589,464. This amount is comprised of

(i)	$238,866 on promissory notes totaling $1,900,000 issued during the years ended October 31, 2014 and 2013, an increase of $29,127or 14% from $209,739 during the nine months ended July 31, 2014;
(ii)	$21,562 for the accretion of the debt issuance costs, an increase of $19,638 or 1021% from $1,924 during the nine months ended July 31, 2014;
(iii)	$22,699 on convertible notes issued during the nine months, an increase of $21,670 or 2106% from $1,029 during the nine months ended July 31, 2014 and;
(iv)	$306,337 for the accretion of the debt discount related to the derivative liabilities at July 31, 2015, an increase of $252,136 or 465% from $54,201 during the nine months ended July 31, 2014.

The Company recorded a gain of $117,534 on the change in fair value of the derivative liabilities during the nine months ended July 31, 2015 compared to a gain of $863 during the nine months ended July 31, 2014.  In addition, the Company also recorded a gain on the extinguishment of debt of $83,751 during the nine months ended July 31, 2015.

Net Loss

For the nine months ended July 31, 2015, we incurred a net loss of $1,185,344, an increase of $78,423, or 7% as compared to a net loss of $1,106,921 for the nine months ended July 31, 2014. The change is attributable to the accrual of unpaid settlement revenue compensation due to an officer offset by the increase in revenue.

Liquidity and Capital Resources

As of July 31, 2015 and October 31, 2014, we had cash balances of $141,648 and $210,704, respectively.  As of July 31, 2015, we had a working capital deficit of $3,224,237, an increase of $29,838 or 1% compared to a working capital deficit of $3,194,399 at October 31, 2014.   The change is a result of increased accounts payable and accrued expenses, accrued officer compensation and accrued interest on notes payable which were offset by the decrease in the current portion of derivative liabilities.

Net cash used in operating activities for the nine months ended July 31, 2015 was $190,956, a decrease of $328,505 or 63% compared with net cash used in operating activities of $519,461 for the nine months ended July 31, 2014.  The decrease in net cash used in operations was due to by increases in accounts payable and accrued expenses, accrued officer compensation, accrued interest and adjustments for stock based compensation, amortization of debt issuance costs and accretion of debt discount.

During the nine months ended July 31, 2015, we raised gross proceeds of $132,000 through the issuance of convertible notes, the terms of which are set forth elsewhere in this quarterly report. We also paid $10,100 in debt issuance costs in relation to the convertible notes.

For the long term; however, we must raise additional funds or increase revenues from licensing our patents in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity or debt securities, or loans from financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. Management believes that that the market value of our common stock as traded on the OTCBQB is significantly undervalued and the market has underestimated the value of our patent portfolio. Management will consider various options to increase the value of our common stock.  Management has informed the members of the board of directors that they will not continue to defer compensation and have initiated a dialog to consider various alternatives given our lack of liquidity.

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

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, we incurred a net loss of $1,185,344 and had net cash used in operations of $190,956 for the nine months ended July 31, 2015 and a working deficit and stockholders’ deficit of $3,224,237 and $2,597,858, respectively as of July 31, 2015.  These factors raise substantial doubts about our ability to continue as a going-concern.

We expect to incur losses as we implement our business plan to develop and commercialize intellectual property assets. During the current fiscal year, our cash flow requirements have been primarily met by revenues from licensing efforts as well as minimal equity and debt financing. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements for our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

Based upon that evaluation, Mr. Diaba concluded that as of July 31, 2015, our disclosure controls and procedures were not effective due to the Company’s limited internal audit functions.  Due to the size and nature of the Company, segregation of all conflicting duties may not always be possible or economically feasible.  However, to the extent possible, the Company plans to implement procedures to assure the initiation of transactions, the custody of assets the recording of transactions and the approval of reports will be performed by separate individuals. The Company believes that the foregoing steps will remediate the deficiency relating to our disclosure controls and procedures identified above, and the Company will continue to monitor the effectiveness of these steps and make any changes that management deems appropriate.  The Company does not believe that the impact of the limitations are material as the Company compensates for the lack of segregation of duties by employing close involvement of management day to day operations and outsourcing to financial consultants. Management, along with the outsourced financial consultants, intend to assess, document and implement certain control procedures over the next 60 days.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, we pursue legal remedies to enforce our intellectual property rights. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder is an adverse party or has a material interest adverse to us. Following is a summary of our litigation efforts:

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

Endeavor Energy also brought a patent infringement lawsuit against Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. in the United States District Court for the Southern District of New York. The case was filed in the United States District Court for the Southern District of New York (13 CV 6528). Endeavor Energy, Inc. is asserting claims of patent infringement related to U.S. Patent No. 7,336,201 (the ‘201 patent), entitled “Remote Access Energy Meter System and Method.” The lawsuit alleges that the defendant has infringed, and continues to infringe, the claims of the ’201 patent. On May 6, 2014, Consolidated Edison Solutions, Inc. and Consolidated Edison Development, Inc. paid Endeavor Energy to settle the lawsuit.

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

Endeavor MeshTech also filed patent infringement lawsuits against two additional defendants in the United States District Court for the District of Delaware.  The two defendants are Aclara Technologies, Inc. (“Aclara”) and Sensus USA, Inc., 1-13-cv-01618 and 1-13-cv-01627, respectively.  Endeavor MeshTech is asserting claims of patent infringement related to U.S. Patent No.  7,379,981 (the ‘981 patent), entitled “Wireless Communication Enabled Meter and Network.”  The lawsuits allege that the defendants have infringed, and continue to infringe, the claims of the ’981 patent. On August 11, 2014, Endeavor MeshTech entered into a license and settlement agreement with Sensus USA, Inc. Endeavor MeshTech and Aclara settled the lawsuit by entering into a settlement agreement on June 16, 2015.

On October 14, 2014, Endeavor MeshTech filed a patent infringement lawsuit against EnergyHub, Inc. in the United States District Court for the Southern District of New York. Endeavor MeshTech entered into a license and settlement agreement with EnergyHub, Inc. on December 31, 2014.

On October 31, 2014, Endeavor MeshTech filed four patent infringement lawsuits in the United States District Court for the District of Delaware against Tropos Networks, Inc., Schneider Electric USA, Inc., Mueller Systems, LLC, and Leviton Manufacturing Co., Inc. Endeavor MeshTech entered into a license and settlement agreement with Leviton Manufacturing Co., Inc. on December 15, 2014. On May 26, 2015, Endeavor MeshTech entered into a license and settlement agreement with Mueller Systems, LLC. On June 24, 2015, Endeavor MeshTech entered into a patent license and settlement agreement with Tropos Networks, Inc. On July 1, 2015, Endeavor MeshTech entered into a patent license and settlement agreement with Schneider Electric USA, Inc.

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

On March 25, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the Northern District of Alabama against Synapse Wireless, Inc. (“Synapse”). The lawsuit alleges that Synapse infringed the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019. The lawsuit against Synapse was settled when Endeavor MeshTech entered into a patent license and settlement agreement with Synapse on May 26, 2015.

On March 25, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the Eastern District of North Carolina against Tantalus Systems, Inc. (“Tantalus”). The lawsuit alleges that Tantalus infringed the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019. The lawsuit against Tantalus was settled when Endeavor MeshTech entered into a patent license and settlement agreement with Tantalus on June 17, 2015.

On May 5, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the Eastern District of Virginia against Nexgrid, LLC. The lawsuit alleges that Nexgrid, LLC has infringed the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

On June 16, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the District of Colorado against FreeWave Technologies, Inc. (“FreeWave”). The lawsuit alleges that FreeWave has infringed and continues to infringe the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

On June 23, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the Eastern District of Texas against Zenner Performance Meters, Inc. (“Zenner”). The lawsuit alleges that Zenner has infringed and continues to infringe the claims of U.S. Patent Nos. 8,700,749, and 8,855,019.

On July 1, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the Southern District of New York against Redpine Signals, Inc. (“Redpine”). The lawsuit alleges that Redpine has infringed and continues to infringe the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

On July 6, 2015, Endeavor MeshTech filed a patent infringement suit in the United States District Court for the District of Colorado against Atmel Corporation (“Atmel”). The lawsuit alleges that Atmel has infringed and continues to infringe the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

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

Date: September 17, 2015

ENDEAVOR IP, INC.

By:	/s/ Franciscus Diaba
Franciscus Diaba
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)