Form 10-K
period 2015-10-31
ENDEAVOR IP, INC.
filed 2016-01-28
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commissions file number 000-55094

ENDEAVOR IP, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2563323
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

140 Broadway, 46th Floor
New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 585-7514

Securities registered under Section 12(b) of the Exchange Act: None.

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter

As of April 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of common stock on the Over the Counter Bulletin Board on April 30, 2015 ($0.0005), was approximately $144,000.  As of January 28, 2016, the registrant had 2,303,191,008 shares of common stock outstanding.

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

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and the “Company” mean Endeavor IP, Inc. and our subsidiaries, unless otherwise indicated.

ITEM 1. BUSINESS

Recent Updates

On January 23, 2015, we reached an agreement with our Chief Executive Officer, Ravinder Dhat resulting in his resignation as our Chief Executive Officer and Chairman of the Board on January 23, 2015, but Mr. Dhat remained as a member of our Board of Directors. We entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the Separation Agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that we entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; and (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement we and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The Separation Agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that we enter into after January 23, 2015. In addition, the Separation Agreement also provided for the right to receive 20% of the proceeds that we may have received if we had sold or executed a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to our confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in Section 10 of the Dhat Initial Employment Agreement; and cooperation on the part of Mr. Dhat from time to time on matters that we may request and the right to retain 5,670,362 shares of restricted stock.  (See Item 11 – Compensation – Employment Contracts).

On January 23, 2015, our Board of Directors appointed Franciscus Diaba as our new Chief Executive Officer and Chairman of the Board of Directors. We also entered into an amendment to the Employment Agreement with Franciscus Diaba that appoints him as our new Chief Executive Officer and Chairman of the Board assuming the duties formerly held by Ravinder Dhat in addition to his current role as our President. (See Item 11 – Compensation – Employment Contracts). On July 15, 2015, our Board of Directors also appointed Franciscus Diaba as our General Counsel.

On February 5, 2015, the Company appointed David Waldman as a director of the Company.

On February 9, 2015, Ravinder Dhat resigned from the board of directors of the Company.

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. (the “Company” or “we”), was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  We are now solely in the business of the commercialization and development of intellectual property assets.  Our activities generally include the acquisition and development of patents, and the monetization of those patents which was initialized on May 13, 2013 when we purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) and Solid Solar Energy, Inc., n/k/a Spiral Energy Tech, Inc. (“Solid Solar”)

We acquired from Mesh two U.S. patents and one pending patent application relating to wireless communication networks, as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) Eight Hundred Thousand Dollars ($800,000) and (ii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as such terms are defined in the Mesh Purchase Agreement) related to the purchased patents pursuant to the terms of a Proceeds Interest Agreement.  Additionally, we assumed all obligations of Mesh under that certain license agreement between Mesh and a third party licensor.

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

Business Strategy

We are the owner or assignee of certain patents, licenses and applications, as further described herein. We are engaged in the commercialization and development of intellectual property assets that are not related to our historical business of workplace ergonomic consultancy.  Our activities will generally include the acquisition and development of patents. In addition, we will seek to acquire existing rights to intellectual property through the acquisition of already issued patents and pending patent applications, both in the United States and abroad.  We may alone, or in conjunction with others, develop products and processes associated with our intellectual property and license our intellectual property to others seeking to develop products or processes or whose products or processes infringe our intellectual property rights through legal processes.

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

Contact and Form Alliances with Owners of Core, Patented Technologies

Often individual inventors and small companies have limited resources and/or expertise and are unable to effectively address the unauthorized use of their patented technologies.  We will seek to enter into business agreements with owners of intellectual property that:

•	do not have experience or expertise in the areas of intellectual property licensing and enforcement;
•	do not possess the in-house resources to devote to intellectual property licensing and enforcement activities; and/or
•	for any number of strategic business reasons, desire to more effectively and efficiently outsource their intellectual property licensing and enforcement activities.

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

Purchase or Acquire the Rights to Patented Technologies

After evaluation, we may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  The original owner of the patent or patent rights will typically receive an upfront acquisition payment and/or retain the right to a portion of the gross revenues generated from a patent portfolio’s licensing and enforcement program, or a combination of the two. We may also issue shares of our common stock or other securities to the original owner of the patent or patent rights.

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

We evaluate potentially infringing technologies and present the claims of our patents and demonstrate how they apply to companies we believe are using our technologies in their products or services. These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.

Ultimately, we execute patent licensing arrangements with users of our patented technologies through licensing negotiations, without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

Intellectual Property and Patent Rights

Our intellectual property is primarily comprised of issued patents and pending patents.

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

We focus our business on commercializing, developing and monetizing intellectual property through licensing and enforcement, when required. We may not be able to successfully monetize the patents, which we acquire, and thus we may fail to realize all of the anticipated benefits of such acquisition.

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

Upon acquisition of the patent portfolio from Mesh and Solid Solar and commencement of our new line of business, we commenced legal proceedings against certain companies, and we expect such litigation to be time-consuming and costly, which will adversely affect our financial condition and may result in our ability to operate our business.

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

On June 4, 2013, the Obama Administration issued executive actions and legislative recommendations. The legislative measures recommended by the Obama Administration include requiring patentees and patent applicants to disclose the “Real Party-in-Interest”, giving district courts more discretion to award attorney’s fees to the prevailing party, requiring public filing of demand letters such that they are accessible to the public, and protecting consumers against liability for a product being used off-the- shelf and solely for its intended use.

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

On December 5, 2013, the United States House of Representatives passed patent reforms titled the “Innovation Act” by a vote of 325-91. Representative Bob Goodlatte, with bipartisan support, introduced the Innovation Act on October 23, 2013. The Innovation Act as passed by the House has a number of major changes. Some of the changes include a heightened pleading requirement for the filing of patent infringement claims. It requires a particularized statement with detailed specificity regarding how each asserted claim term corresponds to the functionality of each accused instrumentality. The Innovation Act as passed by the House also includes fee-shifting provisions which provide that, unless the loser of a patent infringement litigation positions were objectively reasonable, such loser would have to pay the attorneys’ fees of the winner.

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

On May 21, 2014, the Chairman of the Senate Judiciary Committee, Senator Patrick Leahy (D-Vt.) announced that the patent legislation to “combat” patent trolls is now on hold indefinitely because “there is not sufficient support.” Among other provisions, the legislation would have forced a plaintiff that loses a patent infringement litigation to cover the defendant’s litigation costs. While the shelving of the legislation is great news for companies like ours, there remains uncertainty in that future similar legislation may be introduced.

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

Acquisitions of patent or other intellectual property assets, which are and will be critical to our business plan, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we may incur significant operating expenses and will likely be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular patent assets, there is no guarantee that we will generate sufficient revenue related to those patent assets to offset the acquisition costs. While we will seek to conduct confirmatory due diligence on the patent assets we are considering for acquisition, we may acquire patent assets from a seller who does not have proper title to those assets. In those cases, we may be required to spend significant resources to defend our interest in the patent assets and, if we are not successful, our acquisition may be invalid, in which case we could lose part or all of our investment in the assets.

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

Any failure to maintain or protect our patent assets or other intellectual property rights could significantly impair our return on investment from such assets and harm our business and our operating results.

Our ability to operate our new line of business and compete in the intellectual property market largely depends on the superiority, uniqueness and value of our acquired patent assets and other intellectual property. To protect our proprietary rights, we will rely on a combination of patent, trademark, and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. No assurances can be given that any of the measures we undertake to protect and maintain our assets will have any measure of success.

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

Despite our efforts to protect our intellectual property rights, any of the following or similar occurrences may reduce the value of our intellectual property:

•	ours applications for patents, trademarks may not be granted and, if granted, may be challenged or invalidated;
•	issued trademarks, patents may not provide us with any competitive advantages when compared to potentially infringing other properties;
•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology; or
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we acquire and/or prosecute.

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

Our ability to compete depends in part upon the strength of our proprietary rights that we own as a result of acquisition of the patent portfolios from Mesh and Solid Solar or may hereafter acquire in our technologies, brands and content. We intend to rely on a combination of U.S. and foreign patents, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we take to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent and trade secret protection may not be available or cost-effective in every country in which our services are made available. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our products may be reduced, which could negatively impact our new business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

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

The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders causes our expenses to be higher than they would have been if we were privately held. It may be time consuming, difficult and costly for us to develop, implement and maintain the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.

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

We currently have insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. Additionally, there is a lack of formal process and timeline for closing the books and records at the end of each reporting period. Such a documented weakness could restrict our ability to timely gather, analyze and report information relative to our financial statements.

Because of our limited resources, there are limited controls over our information processing. There is inadequate segregation of duties consistent with control objectives. Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist. In order to remedy this situation we would need to hire additional staff. Currently, we are unable to afford to hire additional staff to facilitate greater segregation of duties but will reassess our capabilities in the following year.

Management believes that the issues described above are the result of the lack of scale of our operations and are intrinsic to our small size. Nonetheless, our small size and our current internal control deficiencies may have a material adverse effect on our ability to accurately and timely report our financial information which, in turn, may have a material adverse effect on our financial condition

As a result of our small size and our current internal control deficiencies, our financial condition, results of operation and access to capital may be materially adversely affected.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company, these rules and regulations have resulted in increased compliance costs and have made certain activities more time consuming and costly. As a public company, these rules and regulations have made it more difficult and expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock may be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	legal or regulatory developments; and
•	economic and other external factors.

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

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We may, in the future, take certain steps, including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at a price that does not reflect the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

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

Our stockholder rights agreement could have an adverse consequence to you and could limit your opportunity to receive a premium on our stock.

In September 2015, our board of directors approved the adoption of a stockholder rights agreement and declared a dividend distribution of one right for each outstanding share of our common stock. This stockholders rights agreement is described in more detail below under Note 10 to our audited consolidated financial statements.  The stockholder rights agreement may make it more difficult for other persons or entities, without the approval of our board of directors, to make a tender offer or otherwise acquire substantial amounts of our common stock, or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interests.  The stockholder rights plan also may limit the price that certain investors might be willing to pay in the future for shares of our common stock.

ITEM 2. PROPERTIES.

We currently rent offices at 140 Broadway, 46th Floor, New York, New York 10014.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may pursue legal remedies to enforce our intellectual property rights. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder is an adverse party or has a material interest adverse to us. Following is a summary of our pending patent infringement litigation to enforce our intellectual property rights:

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

Our wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”), filed patent infringement lawsuits against: Zenner Performance Meters, Inc. (“Zenner”) in the United States District Court for the Eastern District of Texas; Strix Systems, Inc. (“Strix”) in the United States District Court for the Southern District of New York; Firetide, Inc. (“Firetide”) in the United States District Court for the Southern District of New York.; and S&C Electric Company (“S&C”) in the United States District Court for the Northern District of Illinois.

The lawsuits allege that Zenner, Strix, Firetide and S&C have infringed and continue to infringe the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

In addition, Endeavor MeshTech filed patent infringement lawsuits against: Fluidmesh Networks LLC (“Fluidmesh”) in the United States District Court for the Northern District of Illinois; 3E Technologies International, Inc. (“3E”) in the United States District Court for the District of Maryland; and Rajant Corporation (“Rajant”) in the United States District Court for the Eastern District of Pennsylvania.

The lawsuits allege that Fluidmesh, 3E and Rajant have infringed and continue to infringe the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

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

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High	Low
Fiscal 2015
First Quarter	$0.0240	$0.0042
Second Quarter	0.0092	0.0004
Third Quarter	0.0007	0.0001
Fourth Quarter	0.0010	0.0001

Fiscal 2014
First Quarter	$1.25	$0.44
Second Quarter	0.45	0.05
Third Quarter	0.06	0.01
Fourth Quarter	0.04	0.01

Holders

As of January 28, 2016, there were 2,303,191,008 shares of our common stock outstanding and there were 17 holders of record of our common stock.

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

The following table sets forth information regarding the 2013 Plan.
Plan category	Number of securities underlying outstanding options, warrants, restricted stock and rights	Weighted-average exercise price of shares underlying outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	28,000,000	$0	0
Equity compensation plans not approved by security holders	1,169,578	0	0
Total	29,169,578	$0	0

Recent Sales of Unregistered Securities

See Note 10 to our audited consolidated financial statements for information with respect to unregistered sales of securities.

Conversion of Convertible Notes into Shares of Common Stock

From November 1, 2014 to October 31, 2015, six holders of convertible notes converted an aggregate of $363,566 of principal and accrued interest into an aggregate of 1,124,294,085 shares of common stock.

From November 1, 2015 to January 28, 2016, five holders of convertible notes converted an aggregate of $89,446 of principal and accrued interest into an aggregate of 1,107,060,679 shares of common stock.

The issuance of the shares of common stock upon conversion of the convertible notes was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Issuance of Shares for Services

On November 7, 2014, the Company issued 5,403,352 shares of common stock to our former Chief Executive Officer and Chairman of the Board, Mr. Ravinder Dhat, for services at a fair value of $109,148 ($0.0202 per share).

On November 7, 2014, the Company issued 14,150,697 shares of common stock to our current Chief Executive Officer and Chairman of the Board, Mr. Franciscus Diaba, for services at a fair value of $285,844 ($0.0202 per share).

On February 26, 2015, the Company issued 3,000,000 shares of common stock to our current Chief Executive Officer and Chairman of the Board, Mr. Franciscus Diaba, for board services at a fair value of $8,100 ($0.0027 per share).

On February 26, 2015, the Company issued 3,000,000 shares of common stock to a board member for board services at a fair value of $8,100 ($0.0027 per share).

On February 26, 2015, the Company issued 3,000,000 shares of common stock to a board member for board services at a fair value of $8,100 ($0.0027 per share).

The issuance of the shares of common stock upon exercise of the options was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Associated Risks.

The information and financial data discussed below is derived from the audited consolidated financial statements of Endeavor IP, Inc. for its fiscal years ended October 31, 2015 and 2014. The consolidated financial statements of Endeavor IP, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Endeavor IP, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Endeavor IP, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

References in this report to “Endeavor IP, Inc.,” “Company,” “we,” “our,” or “us” refer to Endeavor IP, Inc. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires.

Our Business

General

Endeavor IP, Inc., f/k/a Finishing Touches Home Goods Inc. was formed as a corporation under the laws of the State of Nevada on December 8, 2009.  On June 14, 2012, we disposed of our wholly-owned subsidiary, Finishing Touches Home Goods, Inc. (Canada) (the “FTHG Canada”) for nominal consideration.  This subsidiary did not conduct any material operations prior to its disposition. The disposition followed a determination by management that it would be in the best interest of the Company to enter other business opportunities. The Company is now solely in the business of the development, commercialization and monetization of intellectual property assets.  Our activities generally include the acquisition, development and monetization of patents.

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

On May 13, 2013, we sold a 12% unsecured promissory note to an accredited investor pursuant to the terms of a Note Purchase Agreement with gross proceeds to us of $1,500,000.  The Note accrues interest at the rate of 12% per annum and is due and payable eighteen months from the date of issuance, subject to acceleration in the event of default and may be prepaid in whole or in part without penalty or premium.  Notwithstanding the foregoing, the maturity date of the Note shall accelerate and the Note shall become due and payable within 15 days following the date that we (i) obtain recoveries from enforcement of any patents or intellectual property rights of a minimum aggregate amount of $1,000,000 through settlement judgment or licensing and (i) we close on the sale of any equity or equity linked securities in the minimum amount of $1,000,000 net proceeds to us. On October 23, 2015, we were awarded a declaratory judgment by the Supreme Court of the State of New York, County of Onondaga, against this Note Holder. The declaratory judgment provides that the Company is no longer obligated under the promissory note. Thus, we no longer owe the principal amount plus interest under the Note.

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

On January 23, 2015, we reached an agreement with our Chief Executive Officer, Ravinder Dhat resulting in his resignation as our Chief Executive Officer and Chairman of the Board on January 23, 2015, but at that time Mr. Dhat remained a member of our Board of Directors. We entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the Separation Agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that we entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; and (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement we and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The Separation Agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that we enter into after January 23, 2015. In addition, the Separation Agreement also provided for the right to receive 20% of the proceeds that we may have received if we had sold or executed a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to our confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in Section 10 of the Dhat Initial Employment Agreement; and  cooperation on the part of Mr. Dhat from time to time on matters that we may request and the right to retain 5,670,362 shares of restricted stock.

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

For the Year Ended October 31, 2015 compared to the Year Ended October 31, 2014

Revenue and Cost of Revenues

We recognized revenue of $ $1,415,256 and $ 1,395,001 for the year ended October 31, 2015 and 2014. The revenue for the current year period is the result of the settlement of eleven patent infringement lawsuits compared to four during the prior year. The cost of revenues related to these settlements during the current period were legal fees of $353,328 and inventor fees of $210,018 compared to legal fees of $563,907 and inventor fees of $178,972 for the year ended October 31, 2014. Settlement revenue compensation related to these settlements during the year ended October 31, 2015 was $353,814 compared to $418,500 for the year ended October 31, 2014. The Company accrued $150,755 and $0 for unpaid settlement revenue compensation owed to Mr. Diaba as of October 31, 2015 and 2014, respectively.

Operating Expenses

During the year ended October 31, 2015, we incurred compensation expense of $1,285,009, an increase of $825,075 or 179% from $459,934 during the year ended October 31, 2014. The primary reason for the increase was that on November 7, 2014, the Company entered into an employment agreement with Franciscus Diaba as President of the Company as further detailed elsewhere in this document. On January 23, 2015 we entered into an amendment to the employment agreement with Mr. Diaba that appoints him as our new Chief Executive Officer and Chairman of the Board assuming the duties formerly held by Ravinder Dhat in addition to his current role as our President. Except as noted above, the amendment to the employment agreement with Mr. Diaba did not modify Mr. Diaba’s the November 7, 2014 agreement. During the year ended October 31, 2015 the Company recorded $962,886 in compensation to Mr. Diaba, which excludes settlement fee compensation of $353,814 and director fees of $80,100, as a result of the agreement consisting of $300,000 in salary, a $450,000 performance bonus, and $212,886 in stock based compensation. At October 31, 2015 the Company had total accrued and unpaid compensation due, excluding accrued settlement revenue compensation, to Mr. Diaba of $684,231.

In addition during the year ended October 31, 2015 the Company recorded $291,021 in compensation to Ravinder Dhat, our former Chief Executive Officer and Chairman of the Board, consisting of $64,344 in salary and $226,677 in stock based compensation. During the year ended October 31, 2014 the Company recorded $394,078 in salary and stock based compensation to Mr. Dhat, which excludes settlement fee compensation of $418,500 .

During the year ended October 31, 2015, we incurred director fees of $131,099, a decrease of $260,748 or 67% from $391,847 during the year ended October 31, 2014. The decrease in directors fees was primarily the result of Mr. Diaba executing an employment agreement with the Company in November 2014. As a result of the employment agreement, Mr. Diaba’s compensation is now primarily recorded in compensation expense. During the year ended October 31, 2015 Mr. Diaba was paid director fees of $80,100. During the year ended October 31, 2014 Mr. Diaba was paid director fees of $346,597 for services rendered.

During the year ended October 31, 2015, we incurred professional fees of $377,397, a decrease of $75,253 or 17% compared to $452,650 during the year ended October 31, 2014. During the year ended October 31, 2015 the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations, and a decrease in auditing and accounting fees. These decreases were partially offset by an increase in legal fees primarily related to public filing requirements, debt conversion agreements, a rights agreement entered into during the year and various employment agreements, consulting agreements and amendments thereto entered into during the year.

During the year ended October 31, 2015, we incurred other general and administrative expenses of $258,052, a decrease of $22,018 or 8% from $280,070 during the year ended October 31, 2014. The decrease primarily resulted from a decrease in travel and travel related expenses and a decrease in miscellaneous service fees. The decrease was partially offset by an increase in insurance expense and other miscellaneous overhead expenses which we incurred during the year ended October 31, 2015 due to an increase in operations compared to the year ended October 31, 2014.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities, gains and losses on extinguishment of debt and interest expense all primarily related to the Company’s convertible promissory notes, promissory notes and warrant issuances.

Other income (expenses) - net increased by $2,573,566 to $1,781,276 during the year ended October 31, 2015 as compared to other income (expenses) - net of $(792,290) during the year ended October 31, 2014. For the year ended October 31, 2015 other income (expenses) consisted of $(747,797) in interest expense, a loss on change in fair value of derivative liabilities of $(253,487), a gain on extinguishment of debt of $2,718,560, and a gain on settlement of liabilities of $64,000. For the year ended October 31, 2014 other income (expenses) consisted of $(431,906) in interest expense, a loss on change in fair value of derivative liabilities of $(365,404), and a gain on foreign currency transaction of $5,020.

On March 26, 2015 the Company filed a declaratory judgment action against certain noteholders and on October 23, 2015 the Company was awarded a declaratory judgment by the Supreme Court of the State of New York, County of Onondaga. The declaratory judgment provides that the Company is no longer obligated under certain notes totaling $1.9 million plus accrued interest. The Company recorded a gain on extinguishment of debt as a result of the judgment in the amount of $2,698,979 during the year ended October 31, 2015. In addition, on August 21, 2015, the Company entered into a note termination agreement with a note holder. The note balance including accrued interest on the date of the termination agreement was $25,263. The noteholder agreed to accept a $15,000 cash payment in full payment of the note. Upon paying off the note, the note and all obligations were terminated with no remaining obligations due by the Company. The Company recorded a gain on extinguishment of debt as a result of the note termination agreement in the amount of $19,581 during the year ended October 31, 2015.

Net Income / Loss

For the year ended October 31, 2015, we had net income of $227,815, as compared to a net loss of $(2,148,175) for the year ended October 31, 2014. The increase in net income compared to the prior year net loss was primarily attributable to the gain on extinguishment of debt as discussed above partially offset by an increase in operating expenses and other expenses as detailed above.

Liquidity and Capital Resources

As of October 31, 2015 and 2014, we had cash balances of $87,589 and $210,704, respectively.  As of October 31, 2015, we had a working capital deficit of $1,443,543, a decrease of $1,750,856 or 55% compared to a working capital deficit of $3,194,399 at October 31, 2014.   The change is primarily a result of decreases in accounts payable and accrued expenses, notes payable and accrued interest on notes payable and a decrease in the current portion of derivative liabilities. These decreases were partially offset by an increase in   accrued officer compensation.

Net cash used in operating activities for the year ended October 31, 2015 was $230,015, a decrease of $196,331 or 46% compared with net cash used in operating activities of $426,346 for the year ended October 31, 2014.

Cash used in operating activities consist of net income (loss) adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, changes in fair value of derivative liabilities, gain on extinguishment of debt, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items decreased from the year ended October 31, 2014 to the year ended October 31, 2015 primarily attributed to a decrease in stock-based compensation expense as a result of a lower fair value of equity awards issued during the year ended October 31, 2015 and a decrease in loss on change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants. These decreases are offset by an increase in gain on extinguishment of debt due to the amendment of a debt instrument, the settlement of certain liabilities and a declaratory judgment awarded to the Company. In addition, the net increase in cash from changes in working capital activities from the year ended October 31, 2014 to the year ended October 31, 2015 primarily consisted of an in increase in accounts receivable, a decrease in accounts payable and accrued expenses primarily due to a decrease in accrued professional fees, interest accrued on the Company’s debt instruments, and an increase in accrued compensation to an officer.

Net cash used in investing activities for the year ended October 31, 2015 was $0. Net cash used in investing activities for the year ended October 31, 2014 was $4,801 for the purchase of equipment.

During the year ended October 31, 2015, we raised gross proceeds of $132,000 through the issuance of convertible notes.. We also paid $10,100 in debt issuance costs in relation to the convertible notes. During the year ended October 31, 2014, we raised gross proceeds of $372,000 through the issuance of convertible notes. We also paid $22,650 in debt issuance costs in relation to the convertible notes.

For the long term; however, we must raise additional funds or increase revenues from licensing our patents in order to fund our continuing operations.  We may not be successful in our efforts to raise additional funds or achieve profitable operations. Even if we are able to raise additional funds through the sale of our equity or debt securities, or loans from financial institutions, our cash needs could be greater than anticipated in which case we could be forced to raise additional capital. Management believes that that the market value of our common stock as traded on the OTCBQB is significantly undervalued and the market has underestimated the value of our patent portfolio. Management will consider various options to increase the value of our common stock.  Management has informed the members of the board of directors that it will not continue to defer compensation and have initiated a dialog to consider various alternatives given our lack of liquidity.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we incurred a net loss from operations of $1,553,461 and had net cash used in operations of $230,015 for the year ended October 31, 2015 and a working deficit and stockholders’ deficit of $1,443,543 and $853,559, respectively as of October 31, 2015.  These factors raise substantial doubts about our ability to continue as a going-concern.

We expect to incur losses as we implement our business plan to develop and commercialize intellectual property assets. During the prior fiscal year, our cash flow requirements were primarily met by revenues from licensing efforts. Management expects to keep operating costs to a minimum until sufficient cash is available through financing or operating activities. Management plans to continue to seek other sources of financing on favorable terms; however, there are no assurances that any such financing can be obtained on favorable terms, if at all. If we are unable to generate sufficient revenues or obtain additional funds for our working capital needs, we may need to cease or curtail operations. Furthermore, there is no assurance the net proceeds from any successful financing arrangement will be sufficient to cover cash requirements for our operations. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

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

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-09 on the consolidated financial statements.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-12 on the consolidated financial statements.

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

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has elected to adopt early application of Accounting Standards Update No. 2014-15

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-16 on the consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of ASU 2015-02 on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact, if any, of the adoption of ASU 2015-03 on the consolidated financial statements.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606):Deferral of the Effective Date” (“ASU 2015-14”).The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact, if any, of the adoption of ASU 2015-04 on the consolidated financial statements.

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

We have audited the balance sheets of Endeavor IP, Inc. and Subsidiaries (the “Company”) as of October 31, 2015 and 2014 and the related statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2015 and 2014 and the results of its operations and its cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at October 31, 2015, net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li and Company, PC
Li and Company, PC

Skillman, New Jersey
January 28, 2016

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2015	October 31, 2014

CURRENT ASSETS:
Cash	$87,589	$210,704
Accounts receivable	50,000	-
Prepaid expenses	-	10,604
Total Current Assets	137,589	221,308

Property and equipment, net	3,031	4,633
Debt issuance costs	1,018	14,981
Patents, net	587,510	714,128

Total Assets	$729,148	$955,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$122,697	$274,375
Notes payable	-	1,900,000
Convertible notes payable - net of debt discount	154,402	141,152
Payroll tax payable	87,583	64,132
Accrued compensation - officers	834,986	-
Accrued interest	11,052	483,909
Derivative liabilities, current portion	370,412	552,139
Total Current Liabilities	1,581,132	3,415,707

Long Term Liabilities
Derivative liabilities, net of current portion	1,575	175,587
Total Long Term Liabilities	1,575	175,587

Total Liabilities	1,582,707	3,591,294

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred Stock par value $0.0001: 25,000,000 shares authorized; none issued and outstanding
Common stock par value $0.0001: 3,000,000,000 shares authorized; 1,196,130,329 and 44,086,726 shares issued and outstanding at October 31, 2015 and October 31, 2014, respectively	119,613	4,409
Additional paid-in capital	2,157,038	717,372
Accumulated deficit	(3,119,403)	(3,347,218)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(10,807)	(10,807)

Total Stockholders' Deficit	(853,559)	(2,636,244)

Total Liabilities and Stockholders' Deficit	$729,148	$955,050

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015 AND 2014

	For the year	For the year
	Ended	Ended
	October 31, 2015	October 31, 2014
REVENUE	$1,415,256	$1,395,001

COST OF REVENUES
Legal and inventor fees	563,346	742,879
Settlement revenue fees and compensation	353,814	418,500

GROSS MARGIN	498,096	233,622

OPERATING EXPENSES
Compensation	1,285,009	459,934
Director fees	131,099	391,847
Professional fees	377,397	452,650
General and administrative	258,052	280,070

Total operating expenses	2,051,557	1,584,501

(LOSS) FROM OPERATIONS	(1,553,461)	(1,350,879)

OTHER INCOME (EXPENSE):
Gain on extinguishment of debt	2,718,560	-
Gain on settlement of accounts payable	64,000	-
Interest expense	(747,797)	(431,906)
Change in fair value of derivative liabilities	(253,487)	(365,404)
Foreign currency transaction gain (loss)	-	5,020

Other income (expense), net	1,781,276	(792,290)

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAX PROVISION	227,815	(2,143,169)

INCOME TAX PROVISION	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	227,815	(2,143,169)

NET INCOME (LOSS)	227,815	(2,143,169)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss	-	(5,006)

COMPREHENSIVE INCOME (LOSS)	$227,815	$(2,148,175)

NET INCOME (LOSS) PER SHARE - BASIC:	$0.00	$(0.05)
NET INCOME (LOSS) PER SHARE - DILUTED:	$0.00	$(0.05)

WEIGHTED AVERAGE SHARE OUTSTANDING - BASIC	335,566,621	43,745,355
WEIGHTED AVERAGE SHARE OUTSTANDING - DILUTED	1,905,580,811	43,745,355

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE FISCAL YEARS ENDED OCTOBER 31, 2015 AND 2014

	Common stock, $0.0001		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total Stockholders' Deficit
	Par Value				Foreign
	Number of Shares	Amount			currency translation

Balance, October 31, 2013	42,847,621	$4,285	$124,875	$(1,204,049)	$(5,801)	$(1,080,690)

Stock issued for services - related party ($0.72 - $0.735/share)	1,172,441	117	860,127	-	-	860,244
Stock issued for services - related party ($0.72 - $0.735/share)			(860,244)	-	-	(860,244)
Stock issued for services - ($1.05/share)	50,000	5	52,495	-	-	52,500
Stock issued for services - ($0.43/share)	50,000	5	35,995	-	-	36,000
Stock issued for services - ($0.12/share)	100,000	10	27,992	-	-	28,002
Other comprehensive income (loss)
Foreign currency translation gain (loss)	-	-	-	-		-
Recognition of deferred compensation - related party	-	-	-		-	-
Options granted for services rendered - officer	-	-	260,597	-	-	260,597
Reversal of unvested deferred compensation - related party	(133,336)	(13)	(12,472)	-	-	(12,485)

Comprehensive income (loss)
Foreign currency translation gain (loss)					(5,006)	(5,006)
Net loss	-	-	-	(2,143,169)	-	(2,143,169)
Total comprehensive income (loss)						(2,148,175)

Balance, October 31, 2014	44,086,726	4,409	717,372	(3,347,218)	(10,807)	(2,636,244)

Stock issued for services - related party ($0.0027 - $0.0202/share)	27,749,518	2,775	388,989	-	-	391,764
Options granted for services rendered - officers	-	-	72,099	-	-	72,099
Conversion of notes to equity	1,124,294,085	112,429	251,137			363,566
Derivative cease to exist upon conversion of notes			727,441			727,441

Comprehensive income (loss)
Net income				227,815		227,815
Total comprehensive income (loss)						227,815

Balance, October 31, 2015	1,196,130,329	$119,613	$2,157,038	$(3,119,403)	$(10,807)	$(853,559)

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015 AND 2014

	For the year	For the year
	Ended	Ended
	October 31, 2015	October 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$227,815	$(2,143,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,602	168
Stock based compensation	463,863	592,621
Gain on settlement of accounts payable	(64,000)	-
Gain on extinguishment of debt	(2,718,560)	-
Amortization of patents	126,618	126,619
Amortization of debt issuance costs	24,063	7,669
Accretion of debt discount	375,559	131,474
Interest expense - conversion of notes	2,190	-
Change in fair value of derivative liabilities	253,487	365,404
Changes in operating assets and liabilities
Assets of discontinued operations	-	1,054
Liabilities of discontinued operations	-	(1,557)
Prepaid expenses	10,604	(4,104)
Accounts receivable	(50,000)	-
Accounts payable and accrued expenses	(87,678)	184,158
Accrued interest	345,985	292,763
Payroll taxes payable	23,451	60,554
Accrued compensation-officers	834,986	(40,000)

NET CASH USED IN OPERATING ACTIVITIES	(230,015)	(426,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(4,801)

NET CASH USED IN INVESTING ACTIVITIES	-	(4,801)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on convertible notes payable	(15,000)	-
Proceeds from convertible notes payable	132,000	372,000
Cash paid for debt issuance costs	(10,100)	(22,650)

NET CASH PROVIDED BY FINANCING ACTIVITIES	106,900	349,350

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	(5,006)

NET CHANGE IN CASH	(123,115)	(86,803)

Cash at beginning of year	210,704	297,507

Cash at end of year	$87,589	$210,704

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued upon conversion of notes	$361,376	$-
Cancellation of shares - former related party	$-	$27,240
Derivative cease to exist upon conversion of notes	$727,441	$-
Debt discount recorded on convertible debt and warrants	$138,005	$362,322

See accompanying notes to the consolidated financial statements.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

On May 13, 2013, the Company decided to no longer operate Endeavor UK.  As a result, this subsidiary is reported as a discontinued operation.

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

On May 13, 2013, Endeavor, through its wholly owned subsidiary IP Acquisition Sub I, Inc. purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) under the terms of a patent purchase agreement. Mesh was incorporated in the State of Georgia on November 7, 2008. Subsequent to the purchase IP Acquisition Sub I, Inc. transferred the intellectual property to Endeavor MeshTech, Inc. See below regarding the formation of Endeavor MeshTech, Inc. IP Acquisition Sub I, Inc. is currently inactive.

On May 13, 2013, Endeavor, through its wholly owned subsidiary IP Acquisition Sub I, Inc. purchased certain intellectual property rights from Solid Solar Energy, Inc., n/k/a Spiral Energy Tech, Inc. under the terms of a patent purchase agreement. Subsequent to the purchase IP Acquisition Sub II, Inc. transferred the intellectual property to Endeavor Energy, Inc. See below regarding the formation of Endeavor Energy, Inc.

The Company is engaged in the commercialization and development of intellectual property assets in the United States. The Company actively pursues licensing revenues by providing a license to its intellectual property to those entities that wish to acquire a right to use the technology. The intellectual property was acquired from a third parties and includes U.S. issued patents and applications.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

Formation of Subsidiaries to Acquire Intellectual Property

On May 6, 2013, the Company formed a wholly-owned subsidiary in the State of Delaware, Endeavor MeshTech, Inc. (“MeshTech”). MeshTech owns the two patents and one patent application acquired in connection with the business acquisition of Mesh Comm, LLC.

On July 8, 2013, the Company formed a wholly-owned subsidiary in the State of Delaware, Endeavor Energy, Inc. (“Endeavor Energy”).  Endeavor Energy owns the patents acquired from Solid Solar Energy, Inc. under the terms of a patent purchase agreement.

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, accounts payable and accrued expenses, payroll tax payable and accrued interest approximate their fair values because of the short maturity of these instruments.

The Company’s convertible notes payable and notes payable approximate their fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at October 31, 2015 and 2014.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36 Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entity’s own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity.  For long-lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

The Company had no bad debt expense for the reporting period ended October 31, 2015 or 2014.

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

Patent portfolios that have finite useful lives, are amortized on the straight-line method over their useful lives ranging from 7 to 16 years. Costs incurred to acquire these patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Pursuant to Section 850-10-20 the Related parties include (a.) affiliates of the Company (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b). Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c.) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d.) principal owners of the Company and members of their immediate families; (e.) management of the Company and members of their immediate families; (f.) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g.) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Pursuant to ASC Paragraphs 850-10-50-1 and 50-5 financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. The disclosures shall include: a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement. Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.
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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

During the year ended October 31, 2015, the Company entered into eleven settlement agreements. During the year ended October 31, 2014, the Company entered into four settlement agreements. Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception.

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

The Company pays approximately 25% to 40% of gross recoveries from litigation settlements to its legal counsel. These fees are based upon a gradual scale as negotiated between the Company and its legal counsel.

Settlement revenue fees and compensation include the costs and expenses incurred in connection with the Company’s patent licensing and enforcement activities for services provided pursuant to the employment agreement of the Company’s CEO, President and General Counsel. The Company pays approximately 25% to 30% of gross recoveries from litigation settlements. These expenses are included in the consolidated statements of operations in the period that the related revenues are recognized.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeit ability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

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

Pursuant to ASC paragraphs 505-50-25-6 and 505-50-25-7, a grantor shall recognize the goods acquired or services received in a share-based payment transaction when it obtains the goods or as services are received. A grantor may need to recognize an asset before it actually receives goods or services if it first exchanges share-based payment for an enforceable right to receive those goods or services. Nevertheless, the goods or services themselves are not recognized before they are received. If fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Pursuant to ASC Paragraph 718-10-55-21 if an observable market price is not available for a share option or similar instrument with the same or similar terms and conditions, an entity shall estimate the fair value of that instrument using a valuation technique or model that meets the requirements in paragraph 718-10-55-11 and takes into account, at a minimum, all of the following factors:

a.	The exercise price of the instrument.
b.
The expected term of the instrument, taking into account both the contractual term of the option and the effects of employees’ expected exercise and post-vesting employment termination behavior: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

Earnings per Share

Earnings Per Share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from net income (loss).  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation. Pursuant to ASC Paragraphs 260-10-45-40 through 45-42 convertible securities shall be reflected in diluted EPS by application of the if-converted method.  The convertible preferred stock or convertible debt shall be assumed to have been converted at the beginning of the period (or at time of issuance, if later). In applying the if-converted method, conversion shall not be assumed for purposes of computing diluted EPS if the effect would be anti-dilutive.

The Company’s contingent shares issuance arrangement, stock options or warrants are as follows:

	Year	Year
	Ended	Ended
	October 31, 2015	October 31, 2014

Stock options, exercise price ($0.75) – former related party	-	10,000
Stock options, exercise price ($0.75)	-	510,000
Stock options, exercise price ($0.69) – related party	-	2,144,881
Warrants	5,248,619	55,800
Unvested restricted common shares	8,108,631	-
Convertible notes payable	1,565,959,875	54,235,022
	1,579,317,125	56,955,703

There were approximately 1,579,317,125 potentially outstanding dilutive common shares for the year ended October 31, 2015. Since the Company incurred a net loss for year ended October 31, 2014, the inclusion of any common stock equivalents would have been anti-dilutive.

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 8,108,631 shares as of October 31, 2015. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-09 on the consolidated financial statements.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-12 on the consolidated financial statements.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations
c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company has elected to adopt early application of Accounting Standards Update No. 2014-15

In November 2014, the FASB issued the FASB Accounting Standards Update No. 2014-16 “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity” (“ASU 2014-16”). The amendments in ASU No. 2014-16 clarify that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, the amendments state that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. The amendments in this Update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company is currently assessing the impact, if any, of the adoption of ASU 2014-16 on the consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of ASU 2015-02 on the consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact, if any, of the adoption of ASU 2015-03 on the consolidated financial statements.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-14 “Revenue from Contracts with Customers (Topic 606):Deferral of the Effective Date” (“ASU 2015-14”).The amendments in this Update defer the effective date of Update 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the impact, if any, of the adoption of ASU 2015-04 on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at October 31, 2015 and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

For the year ended October 31, 2015 and 2014, the Company recognized $210,018 and $178,972, respectively, as inventor fee expense and recorded it as a component of cost of revenue.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

Patents were comprised of the following at October 31, 2015:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(293,726)	$-	$506,274
Patent #2	16	$50,034	$(7,763)	$-	$42,271
Patent #3	11	$50,034	$(11,069)	$-	$38,965
Total		$900,068	$(312,558)	$-	$587,510

Patents were comprised of the following at October 31, 2014:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(174,735)	$-	$625,265
Patent #2	16	$50,034	$(4,624)	$-	$45,410
Patent #3	11	$50,034	$(6,581)	$-	$43,353
Total		$900,068	$(185,940)	$-	$714,128

For the year ended October 31, 2015 and 2014, amortization expense related to the intangibles with finite lives totaled $126,618 and $126,619, respectively, and was included in general and administrative expenses in the consolidated statements of operations.

At October 31, 2015, future amortization of intangible assets is as follows:

Year Ending October 31,
2016	$126,963
2017	126,616
2018	126,616
2019	126,616
2020 and Thereafter	80,699
$587,510

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

On March 26, 2015 the Company filed a declaratory judgment action against the aforementioned note holders and on October 23, 2015 the Company was awarded a declaratory judgment by the Supreme Court of the State of New York, County of Onondaga. The declaratory judgment provides that the Company is no longer obligated under the aforementioned promissory notes totaling $1.9 million plus accrued interest. The Company recorded a gain on extinguishment of debt as a result of the judgment in the amount of $2,698,979 during the year ended October 31, 2015.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

Note 6 - Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” was received by the Company on December 19, 2014. During the year ended October 31, 2015, the lender converted an aggregate of $32,111 of principal and accrued interest of the first note into 54,244,495 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $15,557 of principal and accrued interest of the back-end note into 151,497,618 shares of Common Stock. As of October 31, 2015, the principal balance on the notes due to the lender was $17,190. Subsequent to October 31, 2015, the lender elected to convert an aggregate of $16,959 of principal and accrued interest of its June 10, 2014 back-end note into 238,299,271 shares of common stock. As of January 28, 2016, the principal balance on the notes due to the lender was $2,000.

On June 11, 2014, the Company entered into a $335,000 convertible note agreement with a third party lender. The Company received $75,000 from the lender upon execution of the note. The note contains a total original issue discount of approximately 10% or $35,000 which is pro-rated according to the consideration provided to the Company by the lender. The note remained interest free during the first 90 days after execution of the agreement, after that date, a one-time interest charge of 12% will be applied to the principal. The maturity date of the note is two years from the date of the agreement. The note can be converted into shares of common stock at any time at a conversion rate of the lesser of $0.05 per share of 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company can request additional advances from the lender when deemed necessary to fund operations. During the year ended October 31, 2015, the lender converted an aggregate of $68,537 of principal into 112,230,000 shares of Common Stock. On August 21, 2015, the Company entered into a note termination agreement with the note holder. The note balance including accrued interest on the date of the termination agreement was $25,263. The note holder agreed to accept a $15,000 cash payment in full payment of the note. Upon paying off the note, the note and all obligations were terminated with no remaining obligations due by the Company. The Company recorded a gain on extinguishment of debt as a result of the note termination agreement in the amount of $19,581 during the year ended October 31, 2015. As of October 31, 2015, the balance on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

On June 13, 2014 and July 14, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender for $68,000 and $42,500, respectively. The notes accrue interest at 8% per annum maturing on March 17, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the year ended October 31, 2015, the lender converted an aggregate of $114,920 of principal and accrued interest into 48,433,322 shares of Common Stock. As of October 31, 2015, the balance on the notes due to the lender after the above conversions was $0. Thus, there will be no more conversions on this note.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $70,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $35,000 from the first note were received upon execution of the agreement. The remaining $35,000 or “back-end note” is due to the Company from the lender. During the year ended October 31, 2015, the lender converted an aggregate of $36,775 of principal and accrued interest into 30,586,989 shares of Common Stock. As of October 31, 2015, the balance on the notes due to the lender after the above conversions was $0. Thus, there will be no more conversions on this note.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” was received by the Company on March 23, 2015. During the year ended October 31, 2015, the lender converted an aggregate of $21,124 of principal and accrued interest into 60,521,372 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $8,215 of principal and accrued interest of the back-end note into 98,987,151 shares of Common Stock. As of October 31, 2015, the principal balance on the notes due to the lender was $12,110. Subsequent to October 31, 2015, the lender elected to convert an aggregate of $12,721 of principal and accrued interest of its June 24, 2014 back-end note into 231,284,909 shares of common stock. As of January 28, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000. The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees. The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of or subsequent to October 31, 2015 because the Company has yet to request additional funding. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing. Beginning on the date that is six months after the initial funding of the note and on the same day of each month thereafter until the maturity date, the Company shall pay to the note holder the applicable installment amount due, as per the installment formula further outlined in the agreement, in cash or by converting such installment amount into shares of common stock. The installment conversion price shall be the lesser of (i) $0.06 per share, and (ii) 60% of the lowest closing bid price in the fifteen trading days immediately preceding the applicable conversion. If at any time the lowest closing bid price in the fifteen trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced to 55% for all future conversions. On the date that is twenty-three trading days (a “True-Up Date”) from each date the Company delivers free trading installment conversion shares to the note holder, there shall be a true-up where the Company shall deliver to the note holder additional conversion shares (“True-Up Shares”) if the installment conversion price as of the True-Up Date is less than the installment conversion price used in the applicable installment notice. Concurrently with the issuance of the note, 5,248,619 warrants were issued with an exercise price of $0.06 per share. The warrants are fully vested, have a life of five years from date of issuance and contain a cashless exercise provision. On October 14, 2015 the Company entered into an amendment to the note. The note balance including accrued interest on the date of the amendment was $104,492. The material modifications of the note terms as per the amendment are summarized below:

•	In exchange for the note amendment the aggregate principal and accrued interest amount of the note was increased to $107,367;
•
The notes are convertible into common stock, at the option of the lender, at the lesser of (i) $0.06 per share, and (ii) 55% of the lowest closing bid price in the fifteen trading days immediately preceding the applicable conversion;

•	All down round anti-dilution provisions, installment provisions and true-up provisions were deleted in their entirety;
•	The note holder waives any and all breaches of the note and any and all events of default that may have occurred prior to the execution of the amendment;
•	The original note had a maturity date of Decemeber 18, 2015. The amendment is silent as to the date of maturity.

In accordance with ASC 470-50-40-10, since the present value of the cash flows under the new debt instrument was not at least ten percent different from the present value of the remaining cash flows under the terms of the original debt instrument, the Company accounted for the amendment to the secured convertible note agreement as a debt modification. Accordingly, the Company recorded a debt discount of $2,875 which will be amortized over the remaining life of the debt to interest expense.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

During the year ended October 31, 2015, the lender converted an aggregate of $26,797 of principal and accrued interest into 209,100,000 shares of Common Stock. As of October 31, 2015, the principal balance on the notes due to the lender was $98,508. Subsequent to October 31, 2015, the lender elected to convert an aggregate of $11,456 of principal and accrued interest into 138,855,000 shares of common stock. As of January 28, 2016, the principal balance on the notes due to the lender was approximately $88,000.

On January 16, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $42,500. The note accrues interest at 8% per annum maturing on October 9, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the year ended October 31, 2015, the lender converted an aggregate of $35,410 of principal into 358,693,138 shares of Common Stock. As of October 31, 2015, the principal balance on the notes due to the lender was $7,090. Subsequent to October 31, 2015, the lender elected to convert an aggregate of $8,790 of principal and accrued interest into 146,500,000 shares of common stock. As of January 28, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

On April 6, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $38,000. The note accrues interest at 8% per annum maturing on January 9, 2016. The note is convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. As of October 31, 2015, the principal balance on the notes due to the lender was $38,000. Subsequent to October 31, 2015, the lender elected to convert an aggregate of $39,520 of principal and accrued interest into 352,121,499 shares of common stock. As of January 28, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

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

Upon issuance of the notes, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $18,497 and $230,848 as of October 31, 2015 and October 31, 2014, respectively.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model, with the following estimates and assumptions at October 31, 2015:

Risk-free interest rate	0.08% to 0.34%
Expected life of grants	0.5 to 3.71 years
Expected volatility of underlying stock	611%
Dividends	$0

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

For the year ending October 31,
2016	$172,898
$172,898

Interest expense on the promissory and convertible notes for year ended October 31, 2015 and 2014 totaled $373,377 and $292,763, respectively.

Accrued interest as of October 31, 2015 and 2014 totaled $11,052 and $483,909, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the year ended October 31, 2015 and 2014, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$--	$--	$727,122	$727,122
Warrant liability	--	--	604	604
October 31, 2014	$--	$--	$727,726	$727,726

Embedded conversion feature	$--	$--	$370,412	$370,412
Warrant liability	--	--	1,575	1,575
October 31, 2015	$--	$--	$371,987	$371,987

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the year ended October 31, 2015 and 2014.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2013	$--	$--	$--
Change in fair value of derivative liability	164	365,240	365,404
Included in debt discount	440	361,882	362,322
Included in interest expense	--	--	--
Balance - October 31, 2014	$604	$727,122	$727,726
Change in fair value of derivative liability	971	252,516	253,487
Extinguishment of debt		(16,915)	(16,915)
Included in debt discount	-	135,130	135,130
Included in interest expense	-	-	-
Conversion of debt to equity	-	(727,441)	(727,441)
Balance – October 31, 2015	$1,575	$370,412	$371,987

Note 7 - Commitments and Contingencies

Consulting Agreements

Effective May 13, 2013, the Company entered into a two (2) year consulting agreement with the manager of Mesh; this individual assisted with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual was paid $7,000 per month. The agreement expired in May 2015. During the year ended October 31, 2015 and 2014, the Company recorded $56,000 and $84,000 of professional fees, respectively.

In July 2014, the Company entered into a 12 month consulting agreement with a design company for the assistance in advertising and branding strategies. According to the agreement, the Company compensated the consultant $2,000 per month. Additional services provided by the consultant outside of the agreement were to be billed separately. The agreement is subject to cancellation. During the year ended October 31, 2015 and 2014, the Company recorded $20,000 and $2,000 of professional fees, respectively. After the consulting agreement expired in June 2015, the Company renegotiated the consulting fee to reduce it from $2,000 per month to $1,000 per month.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

On January 23, 2015, the Company reached an agreement with Mr. Dhat resulting in his resignation as the Chief Executive Officer and Chairman of the Board, but at that time remained a member of the Board of Directors. The Company entered into a Separation Agreement and Release with Mr. Dhat. The agreement with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that the Company entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; and (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement the Company and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that the Company enters into after January 23, 2015. In addition, the agreement also provided for the right to receive 20% of the proceeds that the Company may have received if the Company had sold or executed a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to the Company’s confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in the Dhat Initial Employment Agreement; and  cooperation on the part of Mr. Dhat from time to time on matters that the Company may request. In addition, Mr. Dhat has the right to retain 5,670,362 shares of restricted Company common stock.

On November 7, 2014, the Company entered into an employment agreement with Franciscus Diaba as President of the Company.  According to the agreement which has an initial term of three years with automatic two year renewal, Mr. Diaba will receive the following in connection with his position:

●	Base salary of $300,000.

●
Eligibility to receive an annual cash bonus in an amount that will range from 100% percent to 150% percent of his then-current base salary if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board.

●	Eligibility to receive awards under stock option or other equity incentive plans.

●	Receipt of a restricted stock grant of 6,613,009 shares of Company common stock, subject to a specific vesting schedule, equal to 15% of the outstanding common stock at execution of the agreement.

●	Receipt of a restricted stock grant of 7,537,688 shares of common stock, subject to a specific vesting schedule, equal to 50% of the base salary at execution of the agreement.

●	Receipt of 25% of all recoveries from litigation efforts (including settlement agreements) and related license agreement revenues.

●	Receipt of 25% of all net proceeds resulting from the direct or indirect sale of any intellectual property held by the Company.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

During the year ended October 31, 2015, Mr. Diaba earned the following compensation:

1)	Base salary of $300,000;

2)	Cash performance bonus of $450,000;

3)	Settlement revenue compensation of $353,814;

4)
Mr. Diaba received 14,150,697 shares of restricted common stock pursuant to his employment agreement executed in November 2014. These issuances were valued at $285,844 based on the grant date value of $0.0202 per share and shall be expensed over the vesting period. During the year ended October 31, 2015 the Company recognized $212,886 in stock based compensation expense related to the issuance;

5)
Mr. Diaba received 3,000,000 shares of restricted common stock for director services which vested immediately. These issuances were valued at $8,100 based on the grant date value of $0.0027 per share and recognized $8,100 in stock based compensation expense upon issuance.

As of October 31, 2015, the Company accrued base compensation of $234,231, accrued bonus compensation of $450,000 and accrued $150,755 of settlement revenue compensation to Mr. Diaba. Total aggregate compensation unpaid and owed to Mr. Diaba as of October 31, 2015 is $834,986 and is shown as a component of accrued compensation - officers on the October 31, 2015 consolidated balance sheet.

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

In November 2015, the Company entered into a new lease agreement for office space in New York City. The lease term requires monthly payments of $619 expiring April 2016.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

Note 9 – Concentrations and Credit Risk

Licenses and Credit Concentrations

Licensee concentrations and credit concentrations that represent greater than 10% of total revenue and accounts receivable as of October 31, 2015 and 2014 are as follows:

	Revenue Year ended		Accounts Receivable at
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

Licensee A	10.6%	-%	-%	-%

Licensee B	14.1%	-%	-%	-%

Licensee C	11.3%	-%	-%	-%

Licensee D	10.6%	-%	-%	-%

Licensee E	10.6%	-%	-%	-%

Licensee F	7.1%	-%	100%	-%

Licensee G	-%	14%	-%	-%

Licensee H	-%	36%	-%	-%

Licensee I	-%	27%	-%	-%

Licensee J	-%	23%	-%	-%

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

The following is a summary description of the Rights. This summary is intended to provide a general description only and is subject to the detailed terms and conditions of the Rights Agreement, dated as of September 3, 2015, by and between the Company and VStock Transfer LLC, as rights agent (the “Rights Agent”), a copy of which was attached to the 8-K the Company filed on September 9, 2015 as Exhibit 4.1 (the “Rights Agreement”).

Each holder of Common Shares as of the Record Date will receive a dividend of one Right per Common Share. One Right will also be issued together with each Common Share issued by the Company after the Record Date and prior to the Distribution Date, and in certain circumstances, after the Distribution Date.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

The “Distribution Date” is the earlier of:

1.) ten days following a public announcement that a person has become an “Acquiring Person” by acquiring beneficial ownership of 15% or more of the outstanding Common Shares then outstanding (or, in the case of a person that had beneficial ownership of 15% or more of the outstanding Common Shares on the date the Rights Agreement was executed, by obtaining beneficial ownership of additional Common Shares representing 2.0% of the Common Shares then outstanding other than as a result of repurchases of Common Shares by the Company or certain inadvertent acquisitions, and provided that Common Shares acquired pursuant to employee benefit plans, issuance of shares in repayment of debt, or issuances of shares to officers, directors and employees shall not be included in the calculation of such additional Common Shares); and

2.) ten business days (or such later date as the Board of Directors of the Company shall determine prior to the time a person becomes an Acquiring Person) after the commencement of a tender offer or exchange offer by or on behalf of any person (other than the Company or certain related entities) that, if completed, would result in such person becoming an Acquiring Person.

Until the Distribution Date:

●	the Rights will not be exercisable;

●	the Rights will be evidenced by the certificates for Common Shares (or by the ownership statements issued with respect to uncertificated Common Shares) and not by separate rights certificates; and

●	the Rights will be transferable by, and only in connection with, the transfer of Common Shares.

The Rights are not exercisable until the Distribution Date. As of and after the Distribution Date, the Rights will separate from the Common Shares and each Right will become exercisable to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, of the Company (each whole share, a “Preferred Share”) at a purchase price of $0.15 (such purchase price, as may be adjusted, the “Purchase Price”). This portion of a Preferred Share would give the holder thereof approximately the same dividend, voting, and liquidation rights as would one Common Share. At the discretion of the Board of Directors, the Purchase Price may be paid in Preferred Shares in a cashless exercise.

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

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

During the year ended October 31, 2015, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Services – directors – (1)	6,000,000	$16,200	$0.0027
Services – former Chairman and CEO – (2)	4,598,821	$154,578	$0.0202
Services – current Chairman and CEO – (3)	14,150,697	$285,844	$0.0202
Services – current Chairman and CEO – (4)	3,000,000	$8,100	$0.0027
Conversion of debt – (5)	1,124,294,085	$363,566	$0.000055-0.011
Total	1,152,043,603	$828,288

(1)
Two directors of the Company each received 3,000,000 shares of the Company’s common stock which vested immediately.  The shares were valued at $0.0027 per share, the grant date stock price of the Company’s common stock or $16,200, and reflected as compensation expense for the year ended October 31, 2015.

(2)
Ravinder Dhat received 4,598,821 shares of restricted common stock pursuant to his employment agreement executed in November 2014. These issuances were valued at $154,578 based on the grant date value of $0.0202 per share.

(3)
Franciscus Diaba received 14,150,697 shares of restricted common stock pursuant to his employment agreement executed in November 2014. These issuances were valued at $285,844 based on the grant date value of $0.0202 per share and shall be expensed over the vesting period as outlined in the agreement.

(4)
Franciscus Diaba received 3,000,000 shares of restricted common stock for director services which vested immediately. These issuances were valued at $8,100 based on the grant date value of $0.0027 per share.

(5)
As discussed in Note 7 above, the Company issued 1,124,294,085 shares of Common Stock to six of the third party lenders upon conversion of $363,566 of principal and interest. The number of shares issued to each lender upon conversion was determined according the convertible note agreements.

During the year ended October 31, 2015, the Company recorded $ 463,111 in stock based compensation.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

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

There were no new option awards granted during the year ended October 31, 2015.

The assumptions used for options granted during the year ended October 31, 2014 are as follows:

Exercise price	$0.69
Expected dividends	0%
Expected volatility	110%
Risk free interest rate	0.8%
Expected life of option	5 years
Expected forfeiture	0%

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance – October 31, 2013	520,000	$0.75	1.29	$-
Granted	2,144,881	0.69	3.97	-
Exercised	-			-
Cancelled/Modified	-			-
Balance – October 31, 2014 – outstanding	2,664,881	0.70	3.47	-
Balance – October 31, 2014 – exercisable	788,110	$0.73	1.78	$-

Outstanding options held by related party – October 31, 2014	2,144,881	$0.69	4.18	$-
Exercisable options held by related party – October 31, 2014	268,110	$0.69	4.18	$-
Outstanding options held by former related party – October 31, 2014	510,000	$0.75	0.76	$-
Exercisable options held by former related party – October 31, 2014	510,000	$0.75	0.76	$-

Balance – October 31, 2014	2,664,881	$0.70	3.21	$-
Granted	-			-
Exercised	-			-
Cancelled/Modified	2,664,881			-
Balance – October 31, 2015 – outstanding	-	-	-	-
Balance – October 31, 2015 – exercisable	-	$-	-	$-

Outstanding options held by related party – October 31, 2015	-	$-	-	$-
Exercisable options held by related party – October 31, 2015	-	$-	-	$-

The following is a summary of the Company’s stock options granted during the year ended October 31, 2014:

	Options	Value	Purpose for Grant
Grant to related party	2,144,881	$1,250,865	Services to be rendered

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

During the year ended October 31, 2015 and 2014, the Company expensed $72,099 and $92,656, respectively, pertaining to options issued.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

Note 11 Deferred Tax Assets and Income Tax Provision

ENDEAVOR IP

Deferred Tax Assets

At October 31, 2015, ENDEAVOR IP had estimated net operating loss (“NOL”) carry–forwards for Federal and state income tax purposes of approximately $1,785,000 that may be offset against future taxable income through 2035.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because ENDEAVOR IP believes that the realization of ENDEAVOR IP’s net deferred tax assets of approximately $875,000 were not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  ENDEAVOR IP has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $197,000 and $302,000 for the fiscal year ended October 31, 2015 and 2014, respectively.

  Components of deferred tax assets in the consolidated balance sheets are as follows:
	October 31, 2015	October 31, 2014
Net deferred tax assets:
Stock Compensation	$-	$201,000
Accrued Compensation	$268,000	$-
Other differences in tax basis	$-	$124,000
Expected Income tax benefit from NOL carry-forwards	$607,000	$353,000

Less valuation allowance	(875,000)	(678,000)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income tax provision is as follows:

	For the fiscal year ended October 31, 2015	For the fiscal year ended October 31, 2014
Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	0.0%	0.0%

Corporation Income Tax Returns Remaining subject to IRS Audits

ENDEAVOR IP's corporation income tax returns for the fiscal year ended October 31, 2010 and 2011 were filed on December 12, 2011 and December 15, 2011, respectively.  ENDEAVOR IP has not yet filed its corporation income tax return for the fiscal years ended October 31, 2014, October 31, 2013 and 2012. Both the 2009 and 2010 corporation income tax returns will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they were filed. The 2011 corporate income tax return will remain subject to audit until three (3) years after the date of filing.

Endeavor IP, Inc.
October 31, 2015 and 2014
Notes to Consolidated Financial Statements

ENDEAVOUR UK

United Kingdom Income Tax

Endeavour Principle Capital Limited is registered and operates in the United Kingdom and is subject to UK tax law.  Endeavour’s statutory income tax rate is 20% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the years ended October 31, 2015 and 2014. Endeavor UK was inactive for the reporting periods presented. During the year ended October 31, 2014, the Company elected to write-off the assets and liabilities of Endeavor UK.

Deferred Tax Assets

At October 31, 2015, Endeavour had net operating loss (“NOL”) carry–forwards for UK income tax purposes of $334,000 that may be offset against future taxable income.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because ENDEAVOR IP believes that the realization of ENDEAVOR UK’s net deferred tax assets of approximately $46,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  ENDEAVOR IP has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.

Components of deferred tax assets in the consolidated balance sheets are as follows:
	October 31, 2015	October 31, 2014
Net deferred tax assets:
Expected income tax benefit from NOL carry-forwards	$46,000	$46,000
Less valuation allowance	(46,000)	(46,000)
Deferred tax assets, net of valuation allowance	$-	$-

Corporation Income Tax Returns Remaining subject to Audits

Endeavour has not yet filed its corporation income tax returns for the periods ended October 31, 2014, 2013 and 2012. The statute of limitations for the return will begin when the return is filed.

Note 12 - Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed as follows.

From November 1, 2015 to January 28, 2016, five holders of convertible notes converted an aggregate of $89,446 of principal and accrued interest into an aggregate of 1,107,060,679 shares of common stock.

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

Management, including our principal executive, financial and accounting officer Mr. Diaba, conducted an evaluation of the design and operation of our internal control over financial reporting as of and for the year ended October 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. As a result of this assessment, Mr. Diaba concluded that, as of and for the year ended October 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as of the year ended October 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors as of the date of this report:

Name and Address	Age	Date First Elected or Appointed	Position(s)
Franciscus Diaba *	43	December 24, 2013	Chief Executive Officer, President and Chairman of the Board
Andrew Uribe	59	May 13, 2013	Director
David Waldman	40	February 5, 2015	Director

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

Franciscus Diaba – Chairman of the Board, Chief Executive Officer, President and Director

Mr. Diaba has served as a member of our Board of Directors since December 24, 2013, became our President and Secretary on November 7, 2014 and Chief Executive Officer and Chairman of the Board on January 23, 2015.  Mr. Diaba served as president and chairman of North South Holdings, Inc. from 2012 to 2013 until it merged with Spherix Incorporated (NASDAQ: SPEX). Mr. Diaba has served as an IP attorney at law firms including Fish & Neave (now Ropes & Gray LLP), Kramer Levin Naftalis & Frankel LLP and Sichenzia Ross Friedman Ference LLP.  He holds a B.S. in Mechanical Engineering from the State University of New York at Buffalo, and a Juris Doctor degree from Franklin Pierce Law Center (University of New Hampshire School of Law). Mr. Diaba is licensed to practice law in the State of New York.  Mr. Diaba became our Chief Executive Officer and Chairman of the Board on January 23, 2015. Mr. Diaba was chosen as a director based on his legal experience and knowledge of intellectual property law.

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

David Waldman – Director

Mr. Waldman has experience with companies that are both public and in the process of going public, including an in-depth knowledge of the unique challenges facing reverse merger companies. He has also worked with many foreign issuers tap into the growing investor demand for quality overseas emerging growth companies. Mr. Waldman founded Crescendo Communications, LLC in 2006 and has served as the president and Chief Executive Officer since 2006. Prior to founding Crescendo Communications, Mr. Waldman served as vice president at a leading New York City based investor relations firm, as well as two other premier investor relations firms, where he was responsible for managing a wide range of accounts. He has helped his clients build their exposure on Wall Street by attracting institutional ownership, securing research coverage, and providing introductions to sources of capital. Mr. Waldman also brings in-house IR experience having handled the investor relations for a multi-billion dollar satellite telecommunications company. Mr. Waldman has a B.S. in Communications and Political Science from Northwestern University. Mr. Waldman was chosen as a director based on his experience and knowledge of public company operations and his investor relations experience.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the SEC. Based on the information available to us during the fiscal year ended October 31, 2015, we believe that all applicable Section 16(a) filing requirements were met on a timely basis as it relates to our directors and executive officers.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended October 31, 2015 and 2014 awarded to, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards (3)(4)(5)(6)	Option Awards	Other Incentive Compensation	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation (7)	Total
		($)	($)	($)		($)	($)	($)	($)	($)

Franciscus Diaba, CEO, President and Chairman (1)	2014
	2015	300,000	450,000	220,986					425,814	1,396,800	(8)

Ravinder Dhat, former CEO and Director (2)	2014	408,909		143,521	260,148					812,578
	2015	64,344		154,578	72,099					291,021

(1)	Mr. Diaba was appointed as an officer on November 7, 2014. Mr. Diaba became our Chief Executive Officer and Chairman of the Board on January 23, 2015.

(2)	Mr. Dhat was appointed as an officer and director on January 4, 2014 Mr. Dhat resigned as Chief Executive Officer and Chairman of the Board on January 23, 2015.

(3)
Mr. Diaba received 14,150,697 shares of restricted common stock pursuant to his employment agreement executed in November 2014. These issuances were valued at $285,844 based on the grant date value of $0.0202 per share and shall be expensed over the vesting period as outlined in the agreement. During the year ended October 31, 2015 the Company recognized $212,886 in stock based compensation expense related to the issuance.

(4)
Mr. Diaba received 3,000,000 shares of restricted common stock for director services which vested immediately. These issuances were valued at $8,100 based on the grant date value of $0.0027 per share.   During the year ended October 31, 2015 the Company recognized $8,100 in stock based compensation expense related to the issuance.

(5)
Mr. Dhat received 4,598,821 shares of restricted common stock pursuant to his employment agreement executed in November 2014. These issuances were valued at $154,578 based on the grant date value of $0.0202 per share and shall be expensed over the vesting period as outlined in the agreement. During the year ended October 31, 2015 the Company recognized $154,578 in stock based compensation expense related to the issuance.

(6)	During the year ended October 31, 2015 the Company recognized $72,009 in stock based compensation expense related to the stock options issued to Mr. Dhat on January 3, 2014.

(7)	Mr. Diaba earned settlement fee revenue of $353,814 and director fees of $72,000 during the fiscal year ended October 31, 2015.

(8)
As of October 31, 2015, the Company accrued base compensation of $234,231, accrued bonus compensation of $450,000 and accrued $150,755 of settlement revenue compensation to Mr. Diaba. Total aggregate compensation unpaid and owed to Mr. Diaba as of October 31, 2015 is $834,986 and is shown as a component of accrued compensation - officers on the October 31, 2015 audited consolidated balance sheet.

Employment Agreements

On January 23, 2015, we reached an agreement with our Chief Executive Officer, Ravinder Dhat resulting in his resignation as our Chief Executive Officer and Chairman of the Board on January 23, 2015. We entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the Separation Agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that we entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; and (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement we and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The Separation Agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that we enter into after January 23, 2015. In addition, the Separation Agreement also provided for the right to receive 20% of the proceeds that we may have received if we had sold or executed a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to our confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in Section 10 of the Dhat Initial Employment Agreement; and  cooperation on the part of Mr. Dhat from time to time on matters that we may request and the right to retain 5,670,362 shares of restricted stock.

On November 7, 2014, we entered into an agreement with Franciscus Diaba (the “Diaba Employment Agreement”) for an initial term of three (3) years and can be automatically renewed for additional terms of two (2) years each unless we or Mr. Diaba provide a notice of non-renewal.  In consideration for his employment, we will pay Mr. Diaba a base salary of $300,000 per annum and shall be entitled to receive annual bonuses in an amount equal to up to 150% of his then base salary if we meet or exceed certain criteria adopted by our compensation committee, or in the absence thereof, our Board of Directors.  The Diaba Employment Agreement also provides for the following items: (i) right to receive 25% of all recoveries from litigation efforts (including settlement agreements); (ii) right to receive 25% of the net proceeds resulting from the direct or indirect sale of any of the intellectual property owned by us or any of our subsidiaries; (iii) right to receive a special bonus equal to 5% of all consideration realized in excess of our market capitalization as of the date of (and prior to) the announcement of the transaction or an allocation based on the calculated market capitalization of either Endeavor, Endeavor Meshtech or Endeavor Energy; and (iv) severance payments to Mr. Diaba in the event Mr. Diaba’s employment is terminated, other than for “Cause” (as defined in the Diaba Employment Agreement) or by Mr. Diaba without “Good Reason” or if he becomes Totally Disabled (as defined in the Diaba Employment Agreement), for a Change of Control (as defined in the Diaba Employment Agreement) or for non-renewal by us or Mr. Diaba will be entitled to receive severance benefits equal to three months of his base salary, continued coverage under our benefit plans for a period of twelve months and payment of his pro-rated earned annual bonus.  On January 23, 2015, our Board of Directors appointed Franciscus Diaba as our new Chief Executive Officer and Chairman of the Board of Directors. We also entered into an amendment to the Employment Agreement with Franciscus Diaba that appoints him as our new Chief Executive Officer and Chairman of the Board assuming the duties formerly held by Ravinder Dhat in addition to his current role as our President.

Directors’ Compensation

The following table summarizes the compensation awarded during the fiscal year ended October 31, 2015 to our directors who are not named executive officers in the Summary Compensation Table under “Executive Compensation” above:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Andrew Uribe	25,799	8,100					33,899
David Waldman (1)	9,000	8,100					17,100
Ravinder Dhat (2)

(1)	On February 5, 2015, the Company appointed David Waldman as a director of the Company.
(2)
Mr. Dhat served as our Chief Executive Officer and Chairman of the Board until his resignation on January 23, 2015. Mr. Dhat's compensation for the year ended October 31, 2014 is included in Executive Compensation in Item 11 above. Mr. Dhat resigned on February 9, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards to our named executive officers as of October 31, 2015:

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Franciscus Diaba						8,108,631	811

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 28, 2016 and as of the date of this Report: (i) by each of our directors, (ii) by each of the Named Executive Officers, (iii) by all of our executive officers and directors as a group, and (iv) by each person or entity known by us to beneficially own more than five percent (5%) of any class of our outstanding shares. No party has filed any Schedule 13D or Schedule 13G reflecting the ownership more than 5% of our common stock. As of January 28, 2016, there were 2,303,191,008 shares of our common stock outstanding.

Title of class	Name and address of beneficial owner (2)	Amount and nature of beneficial ownership		Percent of class (1)

Officers and Directors
Common stock	Franciscus Diaba	17,200,697	(3)	*	%
Common stock	David Waldman	3,000,000	(4)	*
Common stock	Andrew Uribe	3,050,000	(5)	*
Common stock	All officers and directors as a group (three persons)	23,250,697		1.01%

*Represents less than 1%.

(1)
Percentage ownership is determined based on shares owned together with securities exercisable or convertible into shares of common stock within 60 days of January 28, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 28, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Our common stock is our only issued and outstanding class of securities eligible to vote. As of January 28, 2016, there were 2,303,191,008 shares of our common stock issued and outstanding.

(2)	The address of these persons, unless otherwise noted, is C/O Endeavor IP, Inc., 140 Broadway, 46th Floor, New York, NY, 10005.

(3)	Represents 17,200,697 shares of common stock.

(4)	Represents 3,000,000 shares of common stock.

(5)	Represents 3,050,000 shares of common stock

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On September 2, 2014, we engaged Li and Company, P.C., as our independent registered public accounting firm replacing KBL, LLP (the “Former Auditor”).  The Former Auditor served as the auditors for our financial statements for the period from May 13, 2013 through September 2, 2014.  Li and Company had served as our auditors for the years ended October 31, 2013 and 2012. For the years ended October 31, 2015, and 2014, we incurred fees as discussed below:

Fiscal Year Ended
	October 31, 2015	October 31, 2014

Audit fees and auditors’ review fees	$37,500	$30,550
Audit – related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.1	Service Contract with G-Force Productions dated March 11, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.2	Independent Contractor Agreement with Urban Bliss Solutions dated December 3, 2010 (incorporated by reference to our registration statement on Form S-1 filed on February 25, 2011)
10.3	Independent Contractor Agreement with Haydon Development dated April 25, 2011 (incorporated by reference to our registration statement on Form S-1/A filed on April 29, 2011)
10.4	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Nikolay Koval (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.5	Affiliate Stock Purchase Agreement dated January 27, 2012 between Mark K. Hunter and Ravilya Islyntieva (incorporated by reference to our current report on Form 8-K filed on February 6, 2012)
10.6	Agreement of Sale of Finishing Touches Home Goods Inc. registered in Ontario, Canada, dated June 14, 2012 (incorporated by reference to our quarterly report on Form 10-Q filed on June 19, 2012)
10.7
Patent Purchase Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Mesh Comm LLC. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.8
Proceeds Interest Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Mesh Comm LLC. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.9
Patent Purchase Agreement dated May 13, 2013 between Finishing Touches Home Goods, Inc., IP Acquisition Sub I, Inc. and Solid Solar, Inc. (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)

10.10
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

10.12	Note Purchase Agreement dated May 13, 2013 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.13	Form of Promissory Note (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.14	2013 Equity Incentive Plan (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 17, 2013)
10.15
Employment Agreement dated January 3, 2014 between Endeavor IP, Inc. and Ravinder Dhat (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014)

10.16
Indemnification Agreement dated January 3, 2014 between Endeavor IP, Inc. and Ravinder Dhat (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2014)

10.17
Amendment to Employment Agreement between Ravinder S. Dhat and Endeavor IP, Inc. dated November 7, 2014 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2014)

10.18
Employment Agreement between Franciscus Diaba and Endeavor IP, Inc. dated November 7, 2014 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2014)

10.19
Indemnification Agreement between Franciscus Diaba and Endeavor IP, Inc. dated November 7, 2014 (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 10, 2014)

10.20
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
___________________________
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDEAVOR IP, INC.

Date: January 28, 2016	By:	/s/ Franciscus Diaba
Franciscus Diaba
Chief Executive Officer, Secretary, Treasurer and Chairman (Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Endeavor IP, Inc. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Franciscus Diaba	President (Principal Executive, Financial and Accounting Officer), Secretary and Director	January 28, 2016
Franciscus Diaba

/s/ Andrew Uribe	Director	January 28, 2016
Andrew Uribe

/s/ David Waldman	Director	January 28, 2016
David Waldman