Form 10-Q
period 2016-01-31
ENDEAVOR IP, INC.
filed 2016-03-07
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 7, 2016, there were 2,344,304,826 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

-i-

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2016	October 31, 2015
	(Unaudited)

CURRENT ASSETS:
Cash	$22,855	$87,589
Accounts receivable	50,000	50,000
Total Current Assets	72,855	137,589

Property and equipment, net	2,627	3,031

Debt issuance costs	-	1,018

Patents, net	555,595	587,510

Total Assets	$631,077	$729,148

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$165,291	$122,697
Convertible notes payable - net of debt discount	89,632	154,402
Payroll tax payable	87,583	87,583
Accrued compensation - officers	874,215	834,986
Accrued interest	4,600	11,052
Derivative liabilities, current portion	145,816	370,412
Total Current Liabilities	1,367,137	1,581,132

Long Term Liabilities
Derivative liabilities, net of current portion	1,050	1,575
Total Long Term Liabilities	1,050	1,575

Total Liabilities	1,368,187	1,582,707

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred Stock par value $0.0001: 25,000,000 shares authorized;	-	-
none issued and outstanding
Common stock par value $0.0001: 3,000,000,000 shares authorized;
2,303,191,008 and 1,196,130,329 shares issued and outstanding
at January 31, 2016 and October 31, 2015, respectively	230,319	119,613
Additional paid-in capital	2,536,115	2,157,038
Accumulated deficit	(3,492,737)	(3,119,403)
Accumulated other comprehensive income (loss):
Foreign currency translation gain (loss)	(10,807)	(10,807)

Total Stockholders' Deficit	(737,110)	(853,559)

Total Liabilities and Stockholders' Deficit	$631,077	$729,148

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JANUARY 31, 2016 AND 2015

	For the three months	For the three months
	Ended	Ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)
REVENUE	$145,000	$350,000

COST OF REVENUES
Legal and inventor fees	73,634	155,017
Settlement revenue fees and compensation	36,250	53,175

GROSS MARGIN	35,116	141,808

OPERATING EXPENSES
Compensation	86,262	400,407
Director fees	27,000	12,799
Professional fees	51,507	128,571
General and administrative	55,408	93,257

Total operating expenses	220,177	635,034

LOSS FROM OPERATIONS	(185,061)	(493,226)

OTHER INCOME (EXPENSE):
Interest expense	(21,608)	(209,802)
Change in fair value of derivative liabilities	(166,665)	274,983

Other income (expense), net	(188,273)	65,181

LOSS FROM OPERATIONS BEFORE INCOME TAX PROVISION	(373,334)	(428,045)

INCOME TAX PROVISION	-	-

LOSS FROM CONTINUING OPERATIONS	(373,334)	(428,045)

NET LOSS	(373,334)	(428,045)

COMPREHENSIVE LOSS	$(373,334)	$(428,045)

NET LOSS PER SHARE - BASIC:	$(0.00)	$(0.01)
NET LOSS PER SHARE - DILUTED:	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARE OUTSTANDING - BASIC	2,092,903,524	46,712,692
WEIGHTED AVERAGE SHARE OUTSTANDING - DILUTED	2,092,903,524	46,712,692

See accompanying notes to the condensed consolidated financial statements.

ENDEAVOR IP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months	For the three months
	Ended	Ended
	January 31, 2016	January 31, 2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(373,334)	$(428,045)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	404	404
Stock based compensation	8,552	335,829
Amortization of patents	31,915	31,915
Amortization of debt issuance costs	1,018	6,743
Accretion of debt discount	18,497	120,833
Change in fair value of derivative liabilities	166,665	(274,983)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	42,594	(99,141)
Accrued interest	(274)	82,226
Accrued compensation-officers	39,229	-

NET CASH USED IN OPERATING ACTIVITIES	(64,734)	(224,219)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	74,000
Cash paid for debt issuance costs	-	(4,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	70,000

NET CHANGE IN CASH	(64,734)	(154,219)

Cash at beginning of period	87,589	210,704

Cash at end of period	$22,855	$56,485

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued upon conversion of notes	$89,445	$96,286
Derivative cease to exist upon conversion of notes	$391,786	$100,706
Debt discount recorded on convertible debt and warrants	$-	$69,539

See accompanying notes to the condensed consolidated financial statements.

Note 1 – Nature of Operations

Nature of Operations

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

On May 13, 2013, Endeavor, through its wholly owned subsidiary IP Acquisition Sub I, Inc., purchased certain intellectual property rights from Solid Solar Energy, Inc., n/k/a Spiral Energy Tech, Inc. under the terms of a patent purchase agreement. Subsequent to the purchase IP Acquisition Sub II, Inc. transferred the intellectual property to Endeavor Energy, Inc. See below regarding the formation of Endeavor Energy, Inc.

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

Note 2 – Significant and Critical Accounting Policies

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

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended October 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on January 28, 2016.

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

The Company’s convertible notes payable and notes payable approximate their fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at January 31, 2016 and October 31, 2015.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative conversion features

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative liability on the conversion feature at every reporting period and recognizes gains or losses in the condensed consolidated statements of operations that are attributable to the change in the fair value of the derivative liabilities.

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

The Company had no bad debt expense for the reporting period ended January 31, 2016 or 2015.

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

Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the condensed consolidated statements of operations.

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

Debt with Conversion and Other Options

The Company follows the guidance of ASC Subtopic 470-20 (“Subtopic 470-20”) for debt with conversion and other options.

Pursuant to ASC Paragraph 470-20-25-1 the guidance in this Section shall be considered after consideration of the guidance in the Fair Value Options Subsections of Subtopic 825-10 and the guidance in Subtopic 815-15 on bifurcation of embedded derivatives, as applicable.

Pursuant to ASC Paragraph 470-20-25-2 proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) shall be allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction. This usually results in a discount (or, occasionally, a reduced premium), which shall be accounted for under Topic 835.

Pursuant to ASC Paragraphs 470-20-25-5 and 25-6 an embedded beneficial conversion feature present in a convertible instrument shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. A contingent beneficial conversion feature shall be measured using the commitment date stock price but, shall not be recognized in earnings until the contingency is resolved.

Pursuant to ASC Paragraphs 470-20-30-5, 30-8 and 30-13 the Company (a) first, allocates the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments, such as detachable warrants, on a relative fair value basis; (b) then, calculates an effective conversion price and uses that effective conversion price to measure the intrinsic value, if any, of the embedded conversion option.  If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.  Issuance costs incurred with parties other than the investor shall not be offset against the proceeds received in the issuance in calculating the intrinsic value of a conversion option; however, any amounts paid to the investor when the transaction is consummated represent a reduction in the proceeds received by the issuer (not issuance costs) and shall affect the calculation of the intrinsic value of an embedded option.

Pursuant to ASC Paragraphs 835-30-45-1A and 45-3 the discount, premium, or debt issuance costs shall be reported in the balance sheet as a direct deduction from or addition to the face amount of the note as it is not an asset or liability separable from the note that gives rise to it. The discount, premium, or debt issuance costs shall not be classified as a deferred charge or deferred credit. Amortization of discount, premium, or debt issuance costs shall be reported as interest expense in the case of liabilities or as interest income in the case of assets.

Derivative Instruments

In accordance with ASC Paragraph 815-15-25-1 the conversion feature and certain other features are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, which are to be recorded at their fair value as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The Company records the resulting discount on debt related to the conversion features at initial transaction and amortizes the discount using the effective interest rate method over the life of the debt instruments. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The Company follows ASC Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the condensed consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants. The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model during the three months ended January 31, 2016, which was deemed not materially different from the binomial Lattice model.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

During the three months ended January 31, 2016, the Company entered into two settlement agreements. During the three months ended January 31, 2015, the Company entered into two settlement agreements. Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception.

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

Settlement revenue fees and compensation include the costs and expenses incurred in connection with the Company’s patent licensing and enforcement activities for services provided pursuant to the employment agreement of the Company’s CEO, President and General Counsel. The Company pays approximately 25% of gross recoveries from litigation settlements. These expenses are included in the condensed consolidated statements of operations in the period that the related revenues are recognized.

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

Pursuant to ASC Paragraphs 718-10-30-11 and 718-10-30-17 a restriction that stems from the forfeit-ability of instruments to which employees have not yet earned the right, such as the inability either to exercise a non-vested equity share option or to sell non-vested shares, is not reflected in estimating the fair value of the related instruments at the grant date. Instead, those restrictions are taken into account by recognizing compensation cost only for awards for which employees render the requisite service and a non-vested equity share or non-vested equity share unit awarded to an employee shall be measured at its fair value as if it were vested and issued on the grant date.

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

The Company’s contingent shares issuance arrangements, stock options or warrants are as follows:

	Three months	Three months
	Ended	Ended
	January 31, 2016	January 31, 2015

Stock options, exercise price ($0.75) – former related party	-	10,000
Stock options, exercise price ($0.75)	-	510,000
Warrants	5,248,619	55,800
Unvested restricted common shares	3,719,817	-
Convertible notes payable	829,770,909	131,277,370
	838,739,345	131,853,170

There were approximately 838,739,345 and 131,853,170 potentially outstanding dilutive common shares for the three months ended January 31, 2016 and 2015, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 3,719,817 and 8,108,631 shares as of January 31, 2016 and October 31, 2015, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

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

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the condensed consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the condensed consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

The financial records of the Company's discontinued subsidiaries are maintained in their local currency, which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the condensed consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the condensed consolidated statement of stockholders’ equity.

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

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying condensed consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the condensed consolidated financial statements, the Company had an accumulated deficit at January 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Patents and Cost of Revenues

Patents were comprised of the following at January 31, 2016:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(323,718)	$-	$476,282
Patent #2	16	$50,034	$(8,556)	$-	$41,478
Patent #3	11	$50,034	$(12,199)	$-	$37,835
Total		$900,068	$(344,473)	$-	$555,595

For the three months ended January 31, 2016 and 2015, amortization expense related to the intangibles with finite lives totaled $31,915 and $31,915, respectively.

At January 31, 2016, future amortization of intangible assets is as follows:

Year Ending October 31,
2016 (remainder of year)	$95,048
2017	126,616
2018	126,616
2019	126,616
2020 and Thereafter	80,699
$555,595

Note 5 – Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” was received by the Company on December 19, 2014. During the year ended October 31, 2015, the lender converted an aggregate of $32,111 of principal and accrued interest of the first note into 54,244,495 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $15,557 of principal and accrued interest of the back-end note into 151,497,618 shares of Common Stock. During the three months ended January 31, 2016, the lender converted an aggregate of $16,959 of principal and accrued interest of the back-end note into 238,299,271 shares of Common Stock. As of January 31, 2016, the principal balance on the  back-end note due to the lender was $2,000. Subsequent to January 31, 2016, the lender elected to convert an aggregate of $2,261 of principal and accrued interest into 41,113,818 shares of common stock. As of February 4, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” was received by the Company on March 23, 2015. During the year ended October 31, 2015, the lender converted an aggregate of $21,124 of principal and accrued interest into 60,521,372 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $8,215 of principal and accrued interest of the back-end note into 98,987,151 shares of Common Stock. During the three months ended January 31, 2016, the lender elected to convert an aggregate of $12,721 of principal and accrued interest of its back-end note into 231,284,909 shares of common stock. As of January 31, 2016, the principal and accrued interest on the back-end notes due to the lender was $0. Thus, there will be no more conversions on this note.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000. The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees. The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of or subsequent to January 31, 2016 because the Company has yet to request additional funding. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing. Beginning on the date that is six months after the initial funding of the note and on the same day of each month thereafter until the maturity date, the Company shall pay to the note holder the applicable installment amount due, as per the installment formula further outlined in the agreement, in cash or by converting such installment amount into shares of common stock. The installment conversion price shall be the lesser of (i) $0.06 per share, and (ii) 60% of the lowest closing bid price in the fifteen trading days immediately preceding the applicable conversion. If at any time the lowest closing bid price in the fifteen trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced to 55% for all future conversions. On the date that is twenty-three trading days (a “True-Up Date”) from each date the Company delivers free trading installment conversion shares to the note holder, there shall be a true-up where the Company shall deliver to the note holder additional conversion shares (“True-Up Shares”) if the installment conversion price as of the True-Up Date is less than the installment conversion price used in the applicable installment notice. Concurrently with the issuance of the note, 5,248,619 warrants were issued with an exercise price of $0.06 per share. The warrants are fully vested, have a life of five years from date of issuance and contain a cashless exercise provision. On October 14, 2015 the Company entered into an amendment to the note. The note balance including accrued interest on the date of the amendment was $104,492. The material modifications of the note terms as per the amendment are summarized below:

•	In exchange for the note amendment the aggregate principal and accrued interest amount of the note was increased to $107,367;
•
The notes are convertible into common stock, at the option of the lender, at the lesser of (i) $0.06 per share, and (ii) 55% of the lowest closing bid price in the fifteen trading days immediately preceding the applicable conversion;

•	All down round anti-dilution provisions, installment provisions and true-up provisions were deleted in their entirety;
•	The note holder waives any and all breaches of the note and any and all events of default that may have occurred prior to the execution of the amendment;
•	The original note had a maturity date of December 18, 2015. The amendment is silent as to the date of maturity.

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

During the year ended October 31, 2015, the lender converted an aggregate of $26,797 of principal and accrued interest into 209,100,000 shares of Common Stock. During the three months ended January 31, 2016, the lender elected to convert an aggregate of $11,456 of principal and accrued interest into 138,855,000 shares of common stock. As of January 31, 2016, the principal balance on the notes due to the lender was approximately $88,000.

On January 16, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $42,500. The note accrues interest at 8% per annum maturing on October 9, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the year ended October 31, 2015, the lender converted an aggregate of $35,410 of principal into 358,693,138 shares of Common Stock. During the three months ended January 31, 2016, the lender elected to convert an aggregate of $8,790 of principal and accrued interest into 146,500,000 shares of common stock. As of January 31, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

On April 6, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $38,000. The note accrues interest at 8% per annum maturing on January 9, 2016. The note is convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the three months ended January 31, 2016, the lender elected to convert an aggregate of $39,520 of principal and accrued interest into 352,121,499 shares of common stock. As of January 31, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

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

Upon issuance of the notes, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was unamortized debt discount of $0 and $18,497 as of January 31, 2016 and October 31, 2015, respectively.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model, which was deemed not materially different from the binomial Lattice model, with the following estimates and assumptions at January 31, 2016:

Risk-free interest rate	0.05% to 0.97%
Expected life of grants	0.25 to 3.46 years
Expected volatility of underlying stock	520%
Dividends	$0

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

For the year ending October 31,
2016	$89,632
$89,632

Interest expense on the promissory and convertible notes for three months ended January 31, 2016 and 2015 totaled $2,094 and $82,226, respectively.

Accrued interest as of January 31, 2016 and October 31, 2015 totaled $4,600 and $11,052, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the three months ended January 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$--	$--	$145,816	$145,816
Warrant liability	--	--	1,050	1,050
January 31, 2016	$--	$--	$146,866	$146,866

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the three months ended January 31, 2016.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2015	$1,575	$370,412	$371,987
Change in fair value of derivative liability	(525)	167,190	166,665
Extinguishment of debt	-	-	-
Included in debt discount	-	-	-
Included in interest expense	-	-	-
Conversion of debt to equity	-	(391,786)	(391,786)
Balance – January 31, 2016	$1,050	$145,816	$146,866

Note 6 – Commitments and Contingencies

Consulting Agreements

Effective May 13, 2013, the Company entered into a two (2) year consulting agreement with the manager of Mesh; this individual assisted with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual was paid $7,000 per month. The agreement expired in May 2015. During the three months ended January 31, 2016 and 2015, the Company recorded $0 and $21,000 of professional fees, respectively.

Note 7 – Concentrations and Credit Risk

Licenses and Credit Concentrations

Licensee concentrations and credit concentrations that represent greater than 10% of total revenue and accounts receivable as of January 31, 2016 and 2015 are as follows:

	Revenue Three months ended		Accounts Receivable at
	January 31, 2016	January 31, 2015	January 31, 2016	October 31, 2015

Licensee A	52%	-%	-%	-%

Licensee B	48%	-%	-%	-%

Licensee C	-%	57%	-%	-%

Licensee D	-%	43%	-%	-%

Licensee E	-%	-%	100%	100%

Note 8 – Stockholders’ Deficit

(A) Common Stock

During the three months ended January 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Conversion of debt – (1)	1,107,060,679	$89,445	$0.000055-0.00017
Total	1,107,060,679	$89,445

(1)
As discussed in Note 5 above, the Company issued 1,107,060,679 shares of Common Stock to five of the third party lenders upon conversion of $89,445 of principal and interest. The number of shares issued to each lender upon conversion was determined according the convertible note agreements.

Stock based compensation

During the three months ended January 31, 2016 and 2015, the Company recorded $ 8,552 and $335,829, respectively in stock based compensation.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the condensed consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed as follows.

On February 4, 2016 a note holder converted an aggregate of $2,261 of principal and accrued interest into 41,113,818 shares of common stock.

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

Results of Operations

For the Three Months Ended January 31, 2016 compared to the Three Months Ended January 31, 2015

Revenue and Cost of Revenues

We recognized revenue of $145,000 and $350,000 for the three months ended January 31, 2016 and 2015, respectively. The revenue for these periods are the result of the settlement of two patent infringement lawsuits during the three months ended January 31, 2016 and 2015, respectively . The cost of revenues related to these settlements during the current period were legal fees of $47,035 and inventor fees of $26,599 as compared to legal fees of $103,455 and inventor fees of $51,562 for the three months ended January 31, 2015. Settlement revenue compensation related to these settlements during the three months ended January 31, 2016 was $36,250 compared to $53,175 for the three months ended January 31, 2015.

Operating Expenses

During the three months ended January 31, 2016, we incurred compensation expense of $86,262, a decrease of $314,145 or 78% from $400,407 during the three months ended January 31, 2015. The primary reason for the decrease was that during the three months ended January 31, 2015 the Company recorded $335,829 in stock based compensation as compared to $8,552 in stock based compensation during the three months ended January 31, 2016.

During the three months ended January 31, 2016, we incurred director fees of $27,000, an increase of $14,201 or 111% from $12,799 during the three months ended January 31, 2015. The increase in director’s fees was primarily the result of the Company appointing a new director of the Company on February 5, 2015 and an increase in monthly compensation to an existing director in January 2015.

During the three months ended January 31, 2016, we incurred professional fees of $51,507, a decrease of $77,064 or 60% compared to $128,571 during the three months ended January 31, 2015. During the three months ended January 31, 2016 the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations, and a decrease in legal fees primarily related to public filing requirements, debt conversion agreements, a rights agreement entered into during a prior period and various employment agreements, consulting agreements and amendments thereto entered into during a prior period. These decreases were partially offset by an increase in auditing fees primarily related to public filing requirements.

During the three months ended January 31, 2016, we incurred other general and administrative expenses of $55,408, a decrease of $37,849 or 41% from $93,257 during the three months ended January 31, 2015. The decrease primarily resulted from decreases in travel and travel related expenses, insurance expense, and miscellaneous service fees.

Other Income (Expense)-net: Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities and interest expense all primarily related to the Company’s convertible promissory notes, promissory notes and warrant issuances.

Other income (expenses) - net decreased by $253,454 to $(188,273) during the three months ended January 31, 2016 as compared to other income (expenses) - net of $65,181 during the three months ended January 31, 2015. For the three months ended January 31, 2016 other income (expenses) consisted of $(21,608) in interest expense and a loss on change in fair value of derivative liabilities of $(166,665). For the three months ended January 31, 2015 other income (expenses) consisted of $(209,802) in interest expense and a gain on change in fair value of derivative liabilities of $274,983.

Net Loss

For the three months ended January 31, 2016, we incurred a net loss of $373,334, as compared to a net loss of $428,045 for the three months ended January 31, 2015. The decrease in net loss compared to the prior period was primarily attributable to a decrease in operating expenses as detailed above and a decrease in interest expense offset by the change in fair value of derivative liability.

Liquidity and Capital Resources

As of January 31, 2016 and October 31, 2015, we had cash balances of $22,855 and $87,589, respectively.  As of January 31, 2016, we had a working capital deficit of $1,294,282, a decrease of $149,261 or 10% compared to a working capital deficit of $1,443,543 at October 31, 2015.   The change is primarily a result of a decrease in convertible notes payable, a decrease in accrued interest on notes payable and a decrease in the current portion of derivative liabilities. These decreases were partially offset by an increase in accounts payable, accrued expenses, and accrued officer compensation.

Net cash used in operating activities for the three months ended January 31, 2016 was $64,734, a decrease of $159,485 or 71% compared with net cash used in operating activities of $224,219 for the three months ended January 31, 2015.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, accretion, changes in fair value of derivative liabilities, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items increased from the three months ended January 31, 2015 to the three months ended January 31, 2016 primarily attributed to a decrease in stock-based compensation expense as a result of a lower fair value of equity awards issued during the three months ended January 31, 2016, a decrease in accretion of debt discount on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants. In addition, the net increase in cash from changes in working capital activities from the three months ended January 31, 2015 to the three months ended January 31, 2016 primarily consisted of an increase in accounts payable and accrued expenses, a decrease in interest accrued on the Company’s debt instruments, and an increase in accrued compensation to an officer.

During the three months ended January 31, 2015, we raised gross proceeds of $74,000 through the issuance of convertible notes. We also paid $4,000 in debt issuance costs in relation to the convertible notes.

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

Going Concern

As reflected in the accompanying condensed consolidated financial statements, we incurred a net loss from operations of $373,334 and had net cash used in operations of $64,734 for the three months ended January 31, 2016 and a working capital deficit and stockholders’ deficit of $1,294,282 and $737,110, respectively as of January 31, 2016.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officer Mr. Franciscus Diaba of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, Mr. Diaba concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive, financial and accounting officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, we pursue legal remedies to enforce our intellectual property rights. Other than ordinary routine litigation incidental to the business, we know of no material, active or pending legal proceedings against us. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder is an adverse party or has a material interest adverse to us. The following is a summary of our pending patent infringement litigation to enforce our intellectual property rights:

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

Our wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”), filed patent infringement lawsuits against: Strix Systems, Inc. (“Strix”) in the United States District Court for the Southern District of New York; and Firetide, Inc. (“Firetide”) in the United States District Court for the Southern District of New York.

The lawsuits allege that Strix and Firetide have infringed and continue to infringe the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

ITEM 1A. RISK FACTORS.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on January 28, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Conversion of Convertible Notes into Shares of Common Stock

On February 4, 2016 a note holder requested to convert principal plus accrued interest totaling $2,261 into the Company's common stock. The Company issued an aggregate of 41,113,818 shares of common stock in connection with such conversion.

The issuance of the shares of common stock upon conversion of the convertible note was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Date: March 7, 2016

ENDEAVOR IP, INC.

By:	/s/ Franciscus Diaba
Franciscus Diaba
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)