Form 10-Q
period 2016-04-30
ENDEAVOR IP, INC.
filed 2016-06-13
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2016

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

As of June 13, 2016, there were 2,344,304,826 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

-i-

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC. Index to the Consolidated Financial Statements
Page

Consolidated Balance Sheets at April 30, 2016 and October 31, 2015 (Unaudited)	F-1

Consolidated Statements of Operations for the Three and Six Months Ended April 30, 2016 and 2015 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended April 30, 2016 and 2015 (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4

ENDEAVOR IP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30, 2016	October 31, 2015

CURRENT ASSETS:
Cash	$29,609	$87,589
Accounts receivable	472	50,000
Total Current Assets	30,081	137,589

Property and equipment, net	2,233	3,031

Patents, net	524,375	587,510

Total Assets	$556,689	$728,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$162,016	$122,697
Convertible notes payable - net of debt discount and debt issuance costs	87,632	153,384
Payroll tax payable	87,583	87,583
Accrued compensation - officers	941,958	834,986
Accrued interest	6,136	11,052
Derivative liabilities, current portion	159,022	370,412
Total Current Liabilities	1,444,347	1,580,114

Long Term Liabilities
Derivative liabilities, net of current portion	522	1,575
Total Long Term Liabilities	522	1,575

Total Liabilities	1,444,869	1,581,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred Stock par value $0.0001: 25,000,000 shares authorized;	-	-
none issued and outstanding
Common stock par value $0.0001: 3,000,000,000 shares authorized;
2,344,304,826 and 1,196,130,329 shares issued and outstanding
at April 30, 2016 and October 31, 2015, respectively	234,430	119,613
Additional paid-in capital	2,548,269	2,157,038
Accumulated deficit	(3,660,072)	(3,119,403)
Accumulated other comprehensive loss:
Foreign currency translation loss	(10,807)	(10,807)

Total Stockholders' Deficit	(888,180)	(853,559)

Total Liabilities and Stockholders' Deficit	$556,689	$728,130

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months	For the six months	For the six months
	Ended	Ended	Ended	Ended
	April 30, 2016	April 30, 2015	April 30, 2016	April 30, 2015

REVENUES	$175,000	$117,500	$320,000	$467,500

COST OF REVENUES
Legal and inventor fees	76,558	37,185	150,192	192,202
Settlement revenue fees and compensation	43,750	22,884	80,000	76,059

GROSS MARGIN	54,692	57,431	89,808	199,239

OPERATING EXPENSES
Compensation	83,965	15,369	170,227	415,776
Director fees	27,000	35,300	54,000	48,099
Professional fees	37,951	85,910	89,458	214,481
General and administrative	51,787	73,099	107,195	166,356

Total operating expenses	200,703	209,678	420,880	844,712

LOSS FROM OPERATIONS	(146,011)	(152,247)	(331,072)	(645,473)

OTHER INCOME (EXPENSE):
Gain on settlement of accounts payable	-	64,000	-	64,000
Interest expense	(1,797)	(241,747)	(23,405)	(451,549)
Change in fair value of derivative liabilities	(19,527)	(225,909)	(186,192)	49,074

Other income (expense), net	(21,324)	(403,656)	(209,597)	(338,475)

NET LOSS	$(167,335)	$(555,903)	$(540,669)	$(983,948)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	2,338,757,728	200,749,867	2,214,479,779	127,277,715

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months	For the six months
	Ended	Ended
	April 30, 2016	April 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(540,669)	$(983,948)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	798	794
Stock based compensation	15,708	360,129
Gain on settlement of accounts payable	-	(64,000)
Amortization of patents	63,135	62,789
Amortization of debt issuance costs	1,018	15,552
Accretion of debt discount	18,497	255,651
Change in fair value of derivative liabilities	186,192	(49,074)
Changes in operating assets and liabilities:
Accounts receivable	49,528	-
Accounts payable and accrued expenses	39,319	(83,971)
Accrued interest	1,522	180,346
Accrued compensation-officers	106,972	-

NET CASH USED IN OPERATING ACTIVITIES	(57,980)	(305,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	-	132,000
Cash paid for debt issuance costs	-	(10,100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	121,900

NET CHANGE IN CASH	(57,980)	(183,832)

Cash at beginning of period	87,589	210,704

Cash at end of period	$29,609	$26,872

NON CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued upon conversion of notes	$91,706	$304,517
Derivative ceased to exist upon conversion of notes	$398,635	$534,146
Debt discount recorded on convertible debt and warrants	$-	$99,177

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s convertible notes payable and notes payable approximate their fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at April 30, 2016 and October 31, 2015.

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

The Company had no bad debt expense for the reporting period ended April 30, 2016 or 2015.

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

The Company utilizes the Black-Scholes option-pricing model to compute the fair value of the embedded conversion feature of convertible notes and warrants as the Company determined the fair value of the embedded conversion feature and warrants using either the Black-Scholes option-pricing model or a more sophisticated model to be materially the same. The Black-Scholes option-pricing model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time equal to the remaining contractual term of the instrument granted.

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

Revenues from patent enforcement activities accounted for 100% of revenues since the Company’s inception. There is no guarantee that the Company will be successful with future patent enforcement activities which may have an adverse material effect on the financial results of the Company. Currently, the Company has no recurring revenue from customers.

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

The Company’s contingent shares issuance arrangements, stock options or warrants are as follows:

	April 30, 2016	April 30, 2015

Stock options, exercise price ($0.75) – former related party	-	10,000
Stock options, exercise price ($0.75)	-	510,000
Warrants	5,248,619	55,800
Unvested restricted common shares	3,719,817	-
Convertible notes payable	1,649,867,091	531,925,615
	1,658,835,527	532,501,415

There were 1,658,835,527 and 532,501,415 potentially outstanding dilutive common shares for the three and six months ended April 30, 2016 and 2015, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Shares outstanding

Shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 3,719,817 shares as of April 30, 2016, respectively. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is added back in the calculation of diluted weighted average shares outstanding.

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

Recently Adopted Accounting Guidance

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as an asset in the balance sheet. We adopted the provisions of ASU 2015-03 on April 30, 2016 and prior period amounts have been reclassified to conform to the current period presentation. As of October 31, 2015, $1,018 of debt issuance costs were reclassified in the consolidated balance sheet from current assets to convertible notes payable. The adoption of ASU 2015-03 did not impact our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at April 30, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Patents and Cost of Revenues

Patents were comprised of the following at April 30, 2016:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(353,058)	$-	$446,942
Patent #2	16	$50,034	$(9,331)	$-	$40,703
Patent #3	11	$50,034	$(13,304)	$-	$36,730
Total		$900,068	$(375,693)	$-	$524,375

For the three and six months ended April 30, 2016, amortization expense related to the intangibles with finite lives totaled $31,220 and $63,135, respectively and $30,874 and $62,789 for the three and six months ended April 30, 2015, respectively.

At April 30, 2016, future amortization of intangible assets is as follows:

Year Ending October 31,
2016 (remainder of year)	$63,828
2017	126,616
2018	126,616
2019	126,616
2020 and Thereafter	80,699
$524,375

Note 5 – Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” was received by the Company on December 19, 2014. During the year ended October 31, 2015, the lender converted an aggregate of $32,111 of principal and accrued interest of the first note into 54,244,495 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $15,557 of principal and accrued interest of the back-end note into 151,497,618 shares of Common Stock. During the six months ended April 30, 2016, the lender converted an aggregate of $19,220 of principal and accrued interest of the back-end note into 279,413,089 shares of Common Stock. As of April 30, 2016, the principal balance on the back-end note due to the lender was $0. Thus, there will be no more conversions on this note.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” was received by the Company on March 23, 2015. During the year ended October 31, 2015, the lender converted an aggregate of $21,124 of principal and accrued interest into 60,521,372 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $8,215 of principal and accrued interest of the back-end note into 98,987,151 shares of Common Stock. During the six months ended April 30, 2016, the lender elected to convert an aggregate of $12,721 of principal and accrued interest of its back-end note into 231,284,909 shares of common stock. As of April 30, 2016, the principal and accrued interest on the back-end notes due to the lender was $0. Thus, there will be no more conversions on this note.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000. The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees. The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of or subsequent to April 30, 2016 because the Company has yet to request additional funding. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing. Beginning on the date that is six months after the initial funding of the note and on the same day of each month thereafter until the maturity date, the Company shall pay to the note holder the applicable installment amount due, as per the installment formula further outlined in the agreement, in cash or by converting such installment amount into shares of common stock. The installment conversion price shall be the lesser of (i) $0.06 per share, and (ii) 60% of the lowest closing bid price in the fifteen trading days immediately preceding the applicable conversion. If at any time the lowest closing bid price in the fifteen trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced to 55% for all future conversions. On the date that is twenty-three trading days (a “True-Up Date”) from each date the Company delivers free trading installment conversion shares to the note holder, there shall be a true-up where the Company shall deliver to the note holder additional conversion shares (“True-Up Shares”) if the installment conversion price as of the True-Up Date is less than the installment conversion price used in the applicable installment notice. Concurrently with the issuance of the note, 5,248,619 warrants were issued with an exercise price of $0.06 per share. The warrants are fully vested, have a life of five years from date of issuance and contain a cashless exercise provision. On October 14, 2015 the Company entered into an amendment to the note. The note balance including accrued interest on the date of the amendment was $104,492. The material modifications of the note terms as per the amendment are summarized below:

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

During the year ended October 31, 2015, the lender converted an aggregate of $26,797 of principal and accrued interest into 209,100,000 shares of Common Stock. During the six months ended April 30, 2016, the lender elected to convert an aggregate of $11,456 of principal and accrued interest into 138,855,000 shares of common stock. As of April 30, 2016, the principal balance on the notes due to the lender was approximately $88,000.

On June 10, 2016, the Company entered into a Note Settlement Agreement with the above third party lender; thereby reducing the amount owed to the third party lender to $40,000. Under the Note Settlement Agreement, if the Company pays $40,000 in cash or makes 20 monthly payments of $2,000 to the third party lender, the Company shall be deemed to have paid the entire balance of the outstanding balance of the original Note in full. The Company was able to negotiate the amount it owes the third party lender down to $40,000. At any time, the Company has the right to payoff the difference between the $40,000 and any amount already paid. In no event shall the aggregate amount owed by the Company exceed $40,000 (so long as at least $2,000 is paid by the 5th day of every month until the $40,000 is paid off). Once the $40,000 is paid off, the Company shall have no further obligation to the third-party lender and the Note shall be deemed to be fully satisfied. Effective June 10, 2016, the third party lender shall have no right to convert all or any portion of the note, as long as the Company is paying a minimum of $2,000 per month until the $40,000 is paid off.

On January 16, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $42,500. The note accrues interest at 8% per annum maturing on October 9, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the year ended October 31, 2015, the lender converted an aggregate of $35,410 of principal into 358,693,138 shares of Common Stock. During the six months ended April 30, 2016, the lender elected to convert an aggregate of $8,790 of principal and accrued interest into 146,500,000 shares of common stock. As of April 30, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

On April 6, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $38,000. The note accrues interest at 8% per annum maturing on January 9, 2016. The note is convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the six months ended April 30, 2016, the lender elected to convert an aggregate of $39,520 of principal and accrued interest into 352,121,499 shares of common stock. As of April 30, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

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

Upon issuance of the notes, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $18,497 as of April 30, 2016 and October 31, 2015, respectively.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model with the following estimates and assumptions at April 30, 2016:

Risk-free interest rate	0.05% to 0.97%
Expected life of grants	0.04 to 3.21 years
Expected volatility of underlying stock	403% - 583%
Dividends	$0

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

Year ending October 31,
2016 (remainder of year)	$87,632
$87,632

Interest expense on the promissory and convertible notes for the three and six months ended April 30, 2016 totaled $1,797 and $3,890, respectively, and $98,120 and $180,346 for the three and six months ended April 30, 2015, respectively.

Accrued interest as of April 30, 2016 and October 31, 2015 were $6,136 and $11,052, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the six months ended April 30, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$--	$--	$159,022	$159,022
Warrant liability	--	--	522	522
April 30, 2016	$--	$--	$159,544	$159,544

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended April 30, 2016.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2015	$1,575	$370,412	$371,987
Change in fair value of derivative liability	(1,053)	187,245	186,192
Extinguishment of debt	-	-	-
Included in debt discount	-	-	-
Included in interest expense	-	-	-
Conversion of debt to equity	-	(398,635)	(398,635)
Balance – April 30, 2016	$522	$159,022	$159,544

Note 6 – Commitments and Contingencies

Consulting Agreements

Effective May 13, 2013, the Company entered into a two (2) year consulting agreement with the manager of Mesh; this individual assisted with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual was paid $7,000 per month. The agreement expired in May 2015. Professional fees recorded relating to the consulting agreement totaled $0 for the three and six months ended April 30, 2016 and $21,000 and $42,000 for the three and six months ended April 30, 2015, respectively.

Note 7 – Stockholders’ Deficit

(A) Common Stock

During the six months ended April 30, 2016, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Conversion of debt – (1)	1,148,174,497	$91,707	$0.000055-0.00017
Total	1,148,174,497	$91,707

(1)
As discussed in Note 5 above, the Company issued 1,148,174,497 shares of Common Stock to five of the third party lenders upon conversion of $91,707 of principal and interest. The number of shares issued to each lender upon conversion was determined according to the convertible note agreements.

Stock based compensation

Stock based compensation totaled $7,156 and $15,708 for the three and six months ended April 30, 2016, respectively and $24,299 and $360,129 for the three and six months ended April 30, 2015, respectively.

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

Results of Operations

For the Three Months Ended April 30, 2016 compared to the Three Months Ended April 30, 2015

Revenue and Cost of Revenues

We recognized revenue of $175,000 and $117,500 for the three months ended April 30, 2016 and 2015, respectively. The revenue for these periods are the result of the settlement of patent infringement lawsuits during the three months ended April 30, 2016 and 2015. The cost of revenues related to these settlements during the current period were legal fees of $63,200 and inventor fees of $13,358 as compared to legal fees of $20,857 and inventor fees of $16,328 for the three months ended April 30, 2015. Settlement revenue compensation related to these settlements during the three months ended April 30, 2016 was $43,750 compared to $22,884 for the three months ended April 30, 2015.

Operating Expenses

During the three months ended April 30, 2016, we incurred compensation expense of $83,965, an increase of $68,596 or 446% from $15,369 during the three months ended April 30, 2015. The primary reason for the increase was that during the three months ended April 30, 2015 the Company recorded approximately $9,500 in officer compensation as compared to $75,000 in officer compensation during the three months ended April 30, 2016. In addition, during the three months ended April 30, 2015 the Company recorded $0 in stock based compensation as compared to $7,156 in stock based compensation during the three months ended April 30, 2016.

During the three months ended April 30, 2016, we incurred director fees of $27,000, a decrease of $8,300 or 24% from $35,300 during the three months ended April 30, 2015. The primary reason for the decrease was that during the three months ended April 30, 2015 the Company recorded $24,300 in stock based compensation to directors as compared to $0 in stock based compensation during the three months ended April 30, 2016. The overall decrease in director’s fees was partially offset as a result of the Company appointing a new director on February 5, 2015 and an increase in monthly compensation to an existing director in January 2015.

During the three months ended April 30, 2016, we incurred professional fees of $37,951 , a decrease of $47,959 or 56% compared to $85,910 during the three months ended April 30, 2015. During the three months ended April 30, 2016 the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations, and a decrease in legal fees primarily related to public filing requirements, debt conversion agreements, a rights agreement entered into during a prior period and various employment agreements, consulting agreements and amendments thereto entered into during a prior period.

During the three months ended April 30, 2016, we incurred other general and administrative expenses of $51,787, a decrease of $21,312 or 29% from $73,099 during the three months ended April 30, 2015. The decrease primarily resulted from decreases in insurance expense, other miscellaneous overhead expenses, and miscellaneous service fees.

Other Income (Expense)

Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities and interest expense all primarily related to the Company’s convertible promissory notes, promissory notes and warrant issuances.

Other income (expenses) - net decreased by $382,332 to $(21,324) during the three months ended April 30, 2016 as compared to other income (expenses) - net of $(403,656) during the three months ended April 30, 2015. For the three months ended April 30, 2016 other income (expenses) consisted of $(1,797) in interest expense and a loss on change in fair value of derivative liabilities of $(19,527). For the three months ended April 30, 2015 other income (expenses) consisted of a gain on settlement liabilities of $64,000, $(241,747) in interest expense and a loss on change in fair value of derivative liabilities of $(225,909).

Net Loss

For the three months ended April 30, 2016, we incurred a net loss of $167,335, as compared to a net loss of $555,903 for the three months ended April 30, 2015. The decrease in net loss compared to the prior period was primarily attributable to a decrease in operating expenses as detailed above, a decrease in interest expense and a decrease in the change in fair value of derivative liability.

For the Six Months Ended April 30, 2016 compared to the Six Months Ended April 30, 2015

Revenue and Cost of Revenues

We recognized revenue of $320,000 and $467,500 for the six months ended April 30, 2016 and 2015, respectively. The revenue for these periods are the result of the settlement of patent infringement lawsuits during the six months ended April 30, 2016 and 2015, respectively. The cost of revenues related to these settlements during the current period were legal fees of $110,234 and inventor fees of $39,958 as compared to legal fees of $124,312 and inventor fees of $67,890 for the six months ended April 30, 2015. Settlement revenue compensation related to these settlements during the six months ended April 30, 2016 was $80,000 compared to $76,059 for the six months ended April 30, 2015.

Operating Expenses

During the six months ended April 30, 2016, we incurred compensation expense of $170,227, a decrease of $245,549 or 59% from $415,776 during the six months ended April 30, 2015. The primary reason for the decrease was that during the six months ended April 30, 2015 the Company recorded $335,829 in stock based compensation as compared to $15,708 in stock based compensation during the six months ended April 30, 2016. In addition, during the six months ended April 30, 2015 the Company recorded approximately $64,000 in officer compensation as compared to $150,000 in officer compensation during the six months ended April 30, 2016.

During the six months ended April 30, 2016, we incurred director fees of $54,000, an increase of $5,901 or 12% from $48,099 during the six months ended April 30, 2015. The increase in director’s fees was primarily the result of the Company appointing a new director of the Company on February 5, 2015 and an increase in monthly compensation to an existing director in January 2015. These increases were partially offset by a decrease in stock based compensation to directors. During the six months ended April 30, 2015 the Company recorded $24,300 in stock based compensation to directors as compared to $0 in stock based compensation during the six months ended April 30, 2016.

During the six months ended April 30, 2016, we incurred professional fees of $89,458, a decrease of $125,023 or 58% compared to $214,481 during the six months ended April 30, 2015. During the six months ended April 30, 2016 the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations, and a decrease in legal fees primarily related to public filing requirements, debt conversion agreements, a rights agreement entered into during a prior period and various employment agreements, consulting agreements and amendments thereto entered into during a prior period. These decreases were partially offset by an increase in auditing fees primarily related to public filing requirements.

During the six months ended April 30, 2016, we incurred other general and administrative expenses of $107,195, a decrease of $59,161 or 36% from $166,356 during the six months ended April 30, 2015. The decrease primarily resulted from decreases in travel and travel related expenses, insurance expense, miscellaneous overhead expenses, and miscellaneous service fees.

Other Income (Expense)

Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities and interest expense all primarily related to the Company’s convertible promissory notes, promissory notes and warrant issuances.

Other income (expenses) - net decreased by $128,878 to $(209,597) during the six months ended April 30, 2016 as compared to other income (expenses) - net of $(338,475) during the six months ended April 30, 2015. For the six months ended April 30, 2016 other income (expenses) consisted of $(23,405) in interest expense and a loss on change in fair value of derivative liabilities of $(186,192). For the six months ended April 30, 2015 other income (expenses) consisted of a gain on settlement liabilities of $64,000, $(451,549) in interest expense and a gain on change in fair value of derivative liabilities of $49,074.

Net Loss

For the six months ended April 30, 2016, we incurred a net loss of $540,669, as compared to a net loss of $983,948 for the six months ended April 30, 2015. The decrease in net loss compared to the prior period was primarily attributable to a decrease in operating expenses as detailed above and a decrease in interest expense offset by the change in fair value of derivative liability.

Liquidity and Capital Resources

As of April 30, 2016 and October 31, 2015, we had cash balances of $29,609 and $87,589, respectively.  As of April 30, 2016, we had a working capital deficit of $1,414,266, a decrease of $29,277 or 2% compared to a working capital deficit of $1,442,525 at October 31, 2015.   The change is primarily a result of a decrease in accounts receivable, a decrease in convertible notes payable, a decrease in accrued interest on notes payable and a decrease in derivative liabilities. These decreases were partially offset by an increase in accounts payable, accrued expenses, and accrued officer compensation.

Net cash used in operating activities for the six months ended April 30, 2016 was $57,980, a decrease of $247,752 or 81% compared with net cash used in operating activities of $305,732 for the six months ended April 30, 2015.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, accretion, changes in fair value of derivative liabilities, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items decreased from the six months ended April 30, 2015 to the six months ended April 30, 2016 primarily attributed to a decrease in stock-based compensation expense as a result of no equity awards issued during the six months ended April 30, 2016, a decrease in accretion of debt discount on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants. In addition, the net increase in cash from changes in working capital activities from the six months ended April 30, 2015 to the six months ended April 30, 2016 primarily consisted of a decrease in accounts receivable, an increase in accounts payable and accrued expenses, a decrease in interest accrued on the Company’s debt instruments, and an increase in accrued compensation to an officer.

During the six months ended April 30, 2015, we raised gross proceeds of $132,000 through the issuance of convertible notes. We also paid $10,100 in debt issuance costs in relation to the convertible notes.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we incurred a net loss from operations of $540,669 and had net cash used in operations of $57,980 for the six months ended April 30, 2016 and a working capital deficit and stockholders’ deficit of $1,414,266 and $888,180, respectively, as of April 30, 2016.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for the three and six months ended April 30, 2016, included elsewhere in this document.

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

Our wholly-owned subsidiary, Endeavor MeshTech, Inc. (“Endeavor MeshTech”), filed patent infringement lawsuits against: Strix Systems, Inc. (“Strix”) in the United States District Court for the Southern District of New York; Firetide, Inc. (“Firetide”) in the United States District Court for the Southern District of New York; and Ericsson, Inc., BelAir Networks, Corp., and BelAir Networks, Inc. in the United States District Court for the Southern District of New York.

The lawsuits allege that Strix, Firetide, Ericsson, Inc., BelAir Networks, Corp., and BelAir Networks, Inc. have infringed and continue to infringe the claims of U.S. Patent Nos. 7,379,981, 8,700,749, and 8,855,019.

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

Date: June 13, 2016

ENDEAVOR IP, INC.

By:	/s/ Franciscus Diaba
Franciscus Diaba
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)