Form 10-Q
period 2016-07-31
ENDEAVOR IP, INC.
filed 2016-09-19
CIK 1511261

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

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

As of September 19, 2016, there were 2,341,204,979 shares of the registrant’s common stock outstanding.

ENDEAVOR IP, INC.

PART 1 – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ENDEAVOR IP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2016	October 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$5,885	$87,589
Accounts receivable	472	50,000
Total Current Assets	6,357	137,589

Property and equipment, net	1,829	3,031

Patents, net	492,460	587,510

Total Assets	$500,646	$728,130

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$196,478	$122,697
Accounts payable and accrued expenses - related party	25,000	-
Loan payable	20,000	-
Convertible notes payable - net of debt discount and debt issuance costs	85,029	153,384
Payroll tax payable	97,415	87,583
Accrued compensation - officers	1,010,958	834,986
Accrued interest	3,517	11,052
Derivative liabilities, current portion	155,215	370,412
Total Current Liabilities	1,593,612	1,580,114

LONG TERM LIABILITIES
Derivative liabilities, net of current portion	523	1,575
Total Long Term Liabilities	523	1,575

Total Liabilities	1,594,135	1,581,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:

Preferred stock; par value $0.0001; 25,000,000 shares authorized; none issued and outstanding	-	-
Common stock; par value $0.0001; 3,000,000,000 shares authorized; 2,341,204,979 and 1,196,130,329 shares issued and outstanding at July 31, 2016 and October 31, 2015, respectively	234,121	119,613
Additional paid-in capital	2,543,212	2,157,038
Accumulated deficit	(3,860,015)	(3,119,403)
Accumulated other comprehensive loss:
Foreign currency translation loss	(10,807)	(10,807)

Total Stockholders' Deficit	(1,093,489)	(853,559)

Total Liabilities and Stockholders' Deficit	$500,646	$728,130

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	Ended	Ended	Ended	Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015

REVENUES	$-	$752,237	$320,000	$1,219,737

COST OF REVENUES
Legal and inventor fees	-	322,264	150,192	514,466
Settlement revenue fees and compensation	-	304,934	80,000	304,934

GROSS MARGIN	-	125,039	89,808	400,337

OPERATING EXPENSES
Compensation	79,705	112,859	249,932	604,694
Director fees	27,000	24,000	81,000	72,099
Professional fees	49,215	57,168	138,673	271,649
General and administrative	46,051	62,956	153,246	229,309

Total operating expenses	201,971	256,983	622,851	1,177,751

LOSS FROM OPERATIONS	(201,971)	(131,944)	(533,043)	(777,414)

OTHER INCOME (EXPENSE):
Gain on settlement of accounts payable	-	-	-	64,000
Interest expense	(1,779)	(137,915)	(25,184)	(589,464)
Change in fair value of derivative liabilities	3,807	68,460	(182,385)	117,534

Other income (expense), net	2,028	(69,455)	(207,569)	(407,930)

NET LOSS	$(199,943)	$(201,399)	$(740,612)	$(1,185,344)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	2,340,746,740	343,529,594	2,256,821,681	200,274,468

See accompanying notes to the consolidated financial statements.

ENDEAVOR IP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months	For the nine months
	Ended	Ended
	July 31, 2016	July 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(740,612)	$(1,185,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,202	1,198
Stock based compensation	10,341	360,129
Gain on settlement of accounts payable	-	(64,000)
Amortization of patents	95,050	94,703
Amortization of debt issuance costs	1,018	21,562
Amortization of debt discount	18,497	306,337
Change in fair value of derivative liabilities	182,385	(117,534)
Changes in operating assets and liabilities:
Prepaid expenses	-	10,604
Accounts receivable	49,528	(100,000)
Accounts payable and accrued expenses	73,780	(64,300)
Accounts payable and accrued expenses - related party	25,000	-
Accrued interest	(1,095)	261,565
Payroll taxes payable	9,832	-
Accrued compensation - officers	175,972	284,124

NET CASH USED IN OPERATING ACTIVITIES	(99,102)	(190,956)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable	20,000	-
Repayments on convertible notes payable	(2,602)	-
Proceeds from convertible notes payable	-	132,000
Cash paid for debt issuance costs	-	(10,100)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,398	121,900

NET CHANGE IN CASH	(81,704)	(69,056)

Cash at beginning of period	87,589	210,704
Cash at end of period	$5,885	$141,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$4,398	$-
Income tax paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued upon conversion of notes payable	$91,707	$329,271
Derivative cease to exist upon conversion of notes payable	$398,635	$534,330
Debt discount recorded on convertible debts and warrants	$-	$99,177

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

On May 13, 2013, Endeavor, through its wholly owned subsidiary, IP Acquisition Sub I, Inc., purchased certain intellectual property rights from Mesh Comm, LLC (“Mesh”) under the terms of a patent purchase agreement. Mesh was incorporated in the State of Georgia on November 7, 2008. Subsequent to the purchase IP Acquisition Sub I, Inc. transferred the intellectual property to Endeavor MeshTech, Inc. See below regarding the formation of Endeavor MeshTech, Inc. IP Acquisition Sub I, Inc. is currently inactive.

On May 13, 2013, Endeavor, through its wholly owned subsidiary, IP Acquisition Sub I, Inc., purchased certain intellectual property rights from Solid Solar Energy, Inc., n/k/a Spiral Energy Tech, Inc. under the terms of a patent purchase agreement. Subsequent to the purchase IP Acquisition Sub II, Inc. transferred the intellectual property to Endeavor Energy, Inc. See below regarding the formation of Endeavor Energy, Inc.

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

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10 35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company’s convertible notes payable and notes payable approximate their fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at July 31, 2016 and October 31, 2015.

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

The Company had no bad debt expense for the reporting period ended July 31, 2016 or 2015.

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

The Company’s contingent shares issuance arrangements, stock options or warrants are as follows:

	July 31, 2016	July 31, 2015

Stock options, exercise price ($0.75)	-	10,000
Warrants	5,248,619	55,800
Convertible notes payable	1,554,945,844	443,565,286
	1,560,194,463	443,631,086

There were 1,560,194,437 and 443,631,086 potentially outstanding dilutive common shares for the three and nine months ended July 31, 2016 and 2015, respectively, which were excluded from the diluted earnings per share calculation as they were anti-dilutive.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging” (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

There were no other new accounting pronouncements that were issued or became effective since the issuance of our 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on our condensed consolidated financial position, results of operations or cash flows.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at July 31, 2016, a net loss and negative cash flows from operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Patents and Cost of Revenues

Patents were comprised of the following at July 31, 2016:

	Estimated Life (years)	Gross Amount	Accumulated Amortization	Impairment Charges	Net
Patent #1	7	$800,000	$(383,050)	$-	$416,950
Patent #2	16	$50,034	$(10,124)	$-	$39,910
Patent #3	11	$50,034	$(14,434)	$-	$35,600
Total		$900,068	$(407,608)	$-	$492,460

For the three and nine months ended July 31, 2016, amortization expense related to the intangibles with finite lives totaled $31,915 and $95,050, respectively and $31,914 and $94,703 for the three and nine months ended July 31, 2015, respectively.

At July 31, 2016, future amortization of intangible assets is as follows:

Year Ending October 31,
2016 (remainder of year)	$31,914
2017	126,616
2018	126,616
2019	126,616
2020 and Thereafter	80,698
$492,460

Note 5 – Loan Payable

On June 28, 2016, the Company received an advance of $20,000 from a third party. The proceeds interest free were used for the Company’s general operating expenses. The Company did not impute interest on the loan as it was deemed to be de minimus to the financial statements.

Note 6 – Convertible Notes Payable

On June 10, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $63,000. Each note accrues interest at 8% per annum maturing on June 10, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $31,500 from the first note were received upon execution of the agreement. The remaining $31,500 or “back-end note” was received by the Company on December 19, 2014. During the year ended October 31, 2015, the lender converted an aggregate of $32,111 of principal and accrued interest of the first note into 54,244,495 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $15,557 of principal and accrued interest of the back-end note into 151,497,618 shares of Common Stock. During the nine months ended July 31, 2016, the lender converted an aggregate of $19,220 of principal and accrued interest of the back-end note into 279,413,089 shares of Common Stock. As of July 31, 2016, the principal balance on the back-end note due to the lender was $0. Thus, there will be no more conversions on this note.

On June 24, 2014, the Company entered into an agreement for the issuance of two convertible notes to a third party lender totaling $40,000. Each note accrues interest at 8% per annum maturing on June 24, 2015. The notes are convertible at the discretion of the lender after 180 days from execution of the agreement at a conversion price of approximately 55% of the average of the lowest trading price for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the notice of conversion. The gross proceeds of $20,000 from the first note were received upon execution of the agreement. The remaining $20,000 or “back-end note” was received by the Company on March 23, 2015. During the year ended October 31, 2015, the lender converted an aggregate of $21,124 of principal and accrued interest into 60,521,372 shares of Common Stock. As of October 31, 2015, the balance on the first note due to the lender after the above conversions was $0. During the year ended October 31, 2015, the lender converted an aggregate of $8,215 of principal and accrued interest of the back-end note into 98,987,151 shares of Common Stock. During the nine months ended July 31, 2016, the lender elected to convert an aggregate of $12,721 of principal and accrued interest of its back-end note into 231,284,909 shares of common stock. As of July 31, 2016, the principal and accrued interest on the back-end notes due to the lender was $0. Thus, there will be no more conversions on this note.

On July 16, 2014, the Company entered into an agreement with a third party lender, under which the Company issued a secured convertible note in the amount of $279,000. The note includes an original issue discount of $25,000 plus an additional $4,000 to cover the lender’s due diligence and legal fees. The principal amount will be paid to the lender in five tranches of an initial amount under the note of $100,000 and four additional amounts of $37,500. The initial $100,000 in cash has been paid to the Company and the remaining $150,000 has yet to be funded as of or subsequent to July 31, 2016 because the Company has yet to request additional funding. The notes are convertible into common stock, at the option of the lender, at $0.06 per share subject to adjustment in the case of a default, a dilutive issuance, an installment payment in stock, a reorganization or recapitalization as set forth in the agreement. In the event the Company elects to prepay all or any portion of the notes, the Company is required to pay the lender an amount in cash equal to 125% of the outstanding balance of the note, plus accrued interest and any other amounts owing. Beginning on the date that is six months after the initial funding of the note and on the same day of each month thereafter until the maturity date, the Company shall pay to the note holder the applicable installment amount due, as per the installment formula further outlined in the agreement, in cash or by converting such installment amount into shares of common stock. The installment conversion price shall be the lesser of (i) $0.06 per share, and (ii) 60% of the lowest closing bid price in the fifteen trading days immediately preceding the applicable conversion. If at any time the lowest closing bid price in the fifteen trading days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced to 55% for all future conversions. On the date that is twenty-three trading days (a “True-Up Date”) from each date the Company delivers free trading installment conversion shares to the note holder, there shall be a true-up where the Company shall deliver to the note holder additional conversion shares (“True-Up Shares”) if the installment conversion price as of the True-Up Date is less than the installment conversion price used in the applicable installment notice. Concurrently with the issuance of the note, 5,248,619 warrants were issued with an exercise price of $0.06 per share. The warrants are fully vested, have a life of five years from date of issuance and contain a cashless exercise provision. On October 14, 2015 the Company entered into an amendment to the note. The note balance including accrued interest on the date of the amendment was $104,492. The material modifications of the note terms as per the amendment are summarized below:

●	In exchange for the note amendment the aggregate principal and accrued interest amount of the note was increased to $107,367;
●
The notes are convertible into common stock, at the option of the lender, at the lesser of (i) $0.06 per share, and (ii) 55% of the lowest closing bid price in the fifteen trading days immediately preceding the applicable conversion;

●	All down round anti-dilution provisions, installment provisions and true-up provisions were deleted in their entirety;
●	The note holder waives any and all breaches of the note and any and all events of default that may have occurred prior to the execution of the amendment;
●	The original note had a maturity date of December 18, 2015. The amendment is silent as to the date of maturity.

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

On June 10, 2016, the Company entered into a Note Settlement Agreement with the above third party lender; thereby reducing the amount owed to the third party lender to $40,000. On the date of the Note Settlement Agreement, the principal balance on the notes due to the lender was approximately $86,000. Under the Note Settlement Agreement, if the Company pays $40,000 in cash or makes 20 monthly payments of $2,000 to the third party lender, the Company shall be deemed to have paid the entire balance of the outstanding balance of the original Note in full. The Company was able to negotiate the amount it owes the third party lender down to $40,000. At any time, the Company has the right to payoff the difference between the $40,000 and any amount already paid. In no event shall the aggregate amount owed by the Company exceed $40,000 (so long as at least $2,000 is paid by the 5th day of every month until the $40,000 is paid off). Once the $40,000 is paid off, the Company shall have no further obligation to the third-party lender and the Note shall be deemed to be fully satisfied. Effective June 10, 2016, the third party lender shall have no right to convert all or any portion of the note, as long as the Company is paying a minimum of $2,000 per month until the $40,000 is paid off. The principal reduction of the notes and accrued interest is contingent upon the Company making all payments timely; therefore, the accounting implication cannot be measured at this time.

During the year ended October 31, 2015, the lender converted an aggregate of $26,797 of principal and accrued interest into 209,100,000 shares of Common Stock. During the nine months ended July 31, 2016, the lender elected to convert an aggregate of $11,456 of principal and accrued interest into 138,855,000 shares of common stock. During the nine months ended July 31, 2016, the Company paid $2,602 of principal and $4,398 accrued interest on the note.

On January 16, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $42,500. The note accrues interest at 8% per annum maturing on October 9, 2015. The notes are convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the year ended October 31, 2015, the lender converted an aggregate of $35,410 of principal into 358,693,138 shares of Common Stock. During the nine months ended July 31, 2016, the lender elected to convert an aggregate of $8,790 of principal and accrued interest into 146,500,000 shares of common stock. As of July 31, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

On April 6, 2015, the Company entered into an agreement for the issuance of a convertible note to a third party lender for $38,000. The note accrues interest at 8% per annum maturing on January 9, 2016. The note is convertible into shares of common stock at a conversion price equal to approximately 58% of the average of the lowest 3 trading prices for the common stock during the 10 day trading period ending on the latest and complete trading day prior to the conversion. During the nine months ended July 31, 2016, the lender elected to convert an aggregate of $39,520 of principal and accrued interest into 352,121,499 shares of common stock. As of July 31, 2016, the principal and accrued interest on the notes due to the lender was $0. Thus, there will be no more conversions on this note.

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

Upon issuance of the notes, a debt discount was recorded and any difference in comparison to the face value of the note, representing the fair value of the conversion feature and the warrants in excess of the debt discount, was immediately charged to interest expense.  The debt discount is amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was unamortized debt discount of $0 and $18,497 as of July 31, 2016 and October 31, 2015, respectively.

The fair value of the embedded conversion feature and the warrants was estimated using the Black-Scholes option-pricing model with the following estimates and assumptions at July 31, 2016:

Risk-free interest rate	0.67% to 0.76%
Expected life of grants	1.6 to 3.00 years
Expected volatility of underlying stock	432% - 480%
Dividends	$0

Future minimum principal payments of the Company’s notes payable and convertible notes payable are as follows:

Year ending October 31,
2016 (remainder of year)	$85,029
$85,029

Interest expense on the promissory and convertible notes for the three and nine months ended July 31, 2016 totaled $1,779 and $5,670, respectively, and $81,219 and $261,565 for the three and nine months ended July 31, 2015, respectively.

Accrued interest as of July 31, 2016 and October 31, 2015 were $3,517 and $11,052, respectively.

The following are the major categories of assets and liabilities that were measured at fair value during the nine months ended July 31, 2016, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Quoted Prices In Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance

Embedded conversion feature	$-	$-	$155,215	$155,215
Warrant liability	-	-	523	523
July 31, 2016	$-	$-	$155,738	$155,738

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended July 31, 2016.

	Warrant Liability	Embedded Conversion Feature	Total
Balance - October 31, 2015	$1,575	$370,412	$371,987
Change in fair value of derivative liability	(1,052)	183,438	182,386
Extinguishment of debt	-	-	-
Included in debt discount	-	-	-
Included in interest expense	-	-	-
Conversion of debt to equity	-	(398,635)	(398,635)
Balance – July 31, 2016	$523	$155,215	$155,738

Note 7 – Commitments and Contingencies

Consulting Agreements

Effective May 13, 2013, the Company entered into a two (2) year consulting agreement with the manager of Mesh; this individual assisted with all aspects of the acquired patent portfolio, including, among other things, maintenance of inventions, patent prosecutions and applications related to the patents. This individual was paid $7,000 per month. The agreement expired in May 2015. Professional fees recorded relating to the consulting agreement totaled $0 for the three and nine months ended July 31, 2016 and $0 and $42,000 for the three and nine months ended July 31, 2015, respectively.

Employment Arrangements

On July 31, 2016, the Company’s Board of Directors appointed Peter Charles as the Company’s Interim Chief Executive Officer. Mr. Charles will be employed on an at-will basis and will receive a salary of $2,000 per week while he holds the position of Interim Chief Executive Officer. Other than with respect to the payment of salary on a weekly basis, no compensatory arrangements have been entered into with Mr. Charles in connection with his appointment as Interim Chief Executive Officer.

Note 8 – Separation Agreement

On July 31, 2016, Franciscus Diaba, the Chief Executive Officer, President and General Counsel of the Company, resigned from all positions he held as an officer or employee of the Company or any of its subsidiaries, including his positions as the Company’s Chief Executive Officer, President and General Counsel. Mr. Diaba’s resignation was effective July 31, 2016.

On July 31, 2016, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Diaba that provided for the following: (i) payment of Mr. Diaba’s base salary through July 31, 2016; (ii) Mr. Diaba’s entitlement to receive any payments pursuant to Section 4(d) of his Employment Agreement, dated as of November 7, 2014, as amended to date (the “Diaba Employment Agreement”) for so long as Mr. Diaba remains a director of the Company; (iii) Mr. Diaba’s entitlement to receive any payments pursuant to Sections 4(e) and (f) of the Diaba Employment Agreement through July 31, 2016 and for a period of 90 days thereafter should such rights to compensation occur; (iv) voluntary waiver in full of the fiscal 2016 bonus payment (the “Bonus Waiver”); (v) voluntary waiver in full of all payments in respect of accrued and unused vacation time (the “Vacation Payment Waiver”); and (vi) waiver of all equity grants made to Mr. Diaba which have not vested as of July 31, 2016 (the “Unvested Equity Waiver”). The Separation Agreement also provides that except with respect to the Bonus Waiver, the Vacation Payment Waiver and the Unvested Equity Waiver, nothing in the Separation Agreement shall be deemed to constitute a waiver of any compensation or amounts that (x) were owed to Mr. Diaba as of July 31, 2016 and (y) had not been paid to Mr. Diaba as of July 31, 2016. Mr. Diaba did not forfeit any vested equity grants pursuant to the Separation Agreement.

On August 18, 2016, Mr. Diaba resigned from the Board of Directors of the Company, effective immediately.

Note 9 – Stockholders’ Deficit

(A) Common Stock

During the nine months ended July 31, 2016, the Company issued the following common stock:

Transaction Type	Quantity of Shares	Valuation	Value per Share
Conversion of debt – (1)	1,148,174,497	$91,707	$0.000055-0.00017
Total	1,148,174,497	$91,707

(1)
As discussed in Note 6 above, the Company issued 1,148,174,497 shares of Common Stock to five of the third party lenders upon conversion of $91,707 of principal and interest. The number of shares issued to each lender upon conversion was determined according to the convertible note agreements.

Stock-based compensation

Stock-based compensation totaled $(5,367) and $10,341 for the three and nine months ended July 31, 2016, respectively, and $0 and $360,129 for the three and nine months ended July 31, 2015, respectively.

Forfeiture of unvested common stock

As per the terms of the Separation Agreement with Mr. Diaba, 3,099,848 shares of unvested restricted common stock granted to Mr. Diaba were forfeited.

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

Our Business

General

On January 23, 2015, we reached an agreement with our Chief Executive Officer, Ravinder Dhat resulting in his resignation as our Chief Executive Officer and Chairman of the Board on January 23, 2015, but at that time Mr. Dhat remained a member of our Board of Directors. We entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Dhat that provided for, among other things, Mr. Dhat’s agreement to forfeit in full the following items as part of the Separation Agreement: (i) waiver in full of the 2014 bonus payment; (ii) non-payment of portions of various settlement proceeds that we entered into from ongoing litigation which payment was provided to Mr. Dhat by a board resolution offering such compensation; and (iii) agreement to terminate in full any and all obligations due and owing to Mr. Dhat under the amendment agreement we and Mr. Dhat entered into on November 7, 2014 (less vested equity grants). The Separation Agreement also terminated in full Mr. Dhat’s right to receive any further compensation resulting from any litigation settlements or license agreement that we enter into after January 23, 2015. In addition, the Separation Agreement also provided for the right to receive 20% of the proceeds that we may have received if we had sold or executed a letter of intent relating to the sale of our patent portfolio prior to June 23, 2015; payment of $8,653.85 for all earned, but unused vacation time as provided for in the Dhat Initial Employment Agreement; continuation of insurance coverage for Mr. Dhat and his family for a period of six (6) months from his resignation date; acknowledgement that the covenants with respect to our confidential information (as defined in the Dhat Initial Employment Agreement) will remain in place; waiver of any non-competition or non-solicitation provisions as well as any clawback rights described in Section 10 of the Dhat Initial Employment Agreement; and  cooperation on the part of Mr. Dhat from time to time on matters that we may request and the right to retain 5,671,362 shares of restricted stock.

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

On July 31, 2016, Franciscus Diaba, the Chief Executive Officer, President and General Counsel of the Company, resigned from all positions he held as an officer or employee of the Company or any of its subsidiaries, including his positions as the Company’s Chief Executive Officer, President and General Counsel. Mr. Diaba’s resignation was effective July 31, 2016. On August 18, 2016, Mr. Diaba resigned from the Board of Directors of the Company, effective immediately.

On July 31, 2016, the Company’s Board of Directors appointed Peter Charles as the Company’s Interim Chief Executive Officer. Mr. Charles will be employed on an at-will basis and will receive a salary of $2,000 per week while he holds the position of Interim Chief Executive Officer. Other than with respect to the payment of salary on a weekly basis, no compensatory arrangements have been entered into with Mr. Charles in connection with his appointment as Interim Chief Executive Officer.

Results of Operations

For the Three Months Ended July 31, 2016 compared to the Three Months Ended July 31, 2015

Revenue and Cost of Revenues

We recognized revenue of $0 and $752,237 for the three months ended July 31, 2016 and 2015, respectively. The revenue for the three month period ending July 31, 2015 is the result of the settlement of patent infringement lawsuits during the three months ended July 31, 2015. There was no settlement of patent infringement lawsuits during the three months ended July 31, 2016. The cost of revenues related to these settlements during the three months ended July 31, 2015 were legal fees of $224,444 and inventor fees of $97,820. Settlement revenue compensation related to settlements during the three months ended July 31, 2015 was $304,934.

Operating Expenses

During the three months ended July 31, 2016, we incurred compensation expense of $79,705, a decrease of $33,154 or 29% from $112,859 during the three months ended July 31, 2015. The primary reason for the decrease was that during the three months ended July 31, 2015 the Company incurred approximately $112,859 in officer compensation as compared to $75,000 in officer compensation during the three months ended July 31, 2016.

During the three months ended July 31, 2016, we incurred director fees of $27,000, an increase of $3,000 or 13% from $24,000 during the three months ended July 31, 2015.

During the three months ended July 31, 2016, we incurred professional fees of $49,215, a decrease of $7,953 or 14% compared to $57,168 during the three months ended July 31, 2015. During the three months ended July 31, 2016 the Company incurred a decrease in consulting fees related to business development and investor relations. These decreases were partially offset by an increase in legal fees related to public filing requirements, various employment agreements, and amendments thereto entered into during the period.

During the three months ended July 31, 2016, we incurred other general and administrative expenses of $46,051, a decrease of $16,905 or 27% from $62,956 during the three months ended July 31, 2015. The decrease primarily resulted from decreases in insurance expense, other miscellaneous overhead expenses, and miscellaneous service fees.

Other Income (Expense)

Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities and interest expense all primarily related to the Company’s convertible promissory notes, promissory notes and warrant issuances.

Other income (expenses) - net increased by $71,483 to $2,028 during the three months ended July 31, 2016 as compared to other income (expenses) - net of $(69,455) during the three months ended July 31, 2015. For the three months ended July 31, 2016 other income (expenses) consisted of $(1,779) in interest expense and a gain on change in fair value of derivative liabilities of $3,807. For the three months ended July 31, 2015 other income (expenses) consisted of $(137,915) in interest expense and a gain on change in fair value of derivative liabilities of $68,460.

Net Loss

For the three months ended July 31, 2016, we incurred a net loss of $199,943, as compared to a net loss of $201,399 for the three months ended July 31, 2015. The decrease in net loss compared to the prior period was primarily attributable to a decrease in operating expenses as detailed above, a decrease in interest expense and a decrease in gain on change in fair value of derivative liabilities.

For the Nine Months Ended July 31, 2016 compared to the Nine Months Ended July 31, 2015

Revenue and Cost of Revenues

We recognized revenue of $320,000 and $1,219,737 for the nine months ended July 31, 2016 and 2015, respectively. The revenue for these periods are the result of the settlement of patent infringement lawsuits during the nine months ended July 31, 2016 and 2015, respectively. The cost of revenues related to these settlements during the current period were legal fees of $110,234 and inventor fees of $39,958 as compared to legal fees of $348,756 and inventor fees of $165,710 for the nine months ended July 31, 2015. Settlement revenue compensation related to these settlements during the nine months ended July 31, 2016 was $80,000 compared to $304,934 for the nine months ended July 31, 2015.

Operating Expenses

During the nine months ended July 31, 2016, we incurred compensation expense of $249,932, a decrease of $354,762 or 59% from $604,694 during the nine months ended July 31, 2015. The primary reason for the decrease was that during the nine months ended July 31, 2015 the Company recorded $335,829 in stock based compensation as compared to $10,341 in stock based compensation during the nine months ended July 31, 2016. In addition, during the nine months ended July 31, 2015 the Company recorded approximately $269,000 in officer compensation as compared to $225,000 in officer compensation during the nine months ended July 31, 2016.

During the nine months ended July 31, 2016, we incurred director fees of $81,000, an increase of $8,901 or 12% from $72,099 during the nine months ended July 31, 2015. The increase in director’s fees was primarily the result of the Company appointing a new director of the Company on February 5, 2015 and an increase in monthly compensation to an existing director in January 2015. These increases were partially offset by a decrease in stock based compensation to directors. During the nine months ended July 31, 2015 the Company recorded $24,300 in stock based compensation to directors as compared to $0 in stock based compensation during the nine months ended July 31, 2016.

During the nine months ended July 31, 2016, we incurred professional fees of $138,673, a decrease of $132,976 or 49% compared to $271,649 during the nine months ended July 31, 2015. During the nine months ended July 31, 2016 the Company incurred a decrease in consulting fees related to business development, financial advisory services and investor relations, and a decrease in legal fees primarily related to public filing requirements, debt conversion agreements, a rights agreement entered into during a prior period and various employment agreements, consulting agreements and amendments thereto entered into during a prior period. These decreases were partially offset by an increase in auditing fees primarily related to public filing requirements.

During the nine months ended July 31, 2016, we incurred other general and administrative expenses of $153,246, a decrease of $76,063 or 33% from $229,309 during the nine months ended July 31, 2015. The decrease primarily resulted from decreases in travel and travel related expenses, insurance expense, miscellaneous overhead expenses, and miscellaneous service fees.

Other Income (Expense)

Other income (expenses) consist primarily of gains and losses on the change in fair value of derivative liabilities and interest expense all primarily related to the Company’s convertible promissory notes, promissory notes and warrant issuances.

Other income (expenses) - net decreased by $200,361 to $(207,569) during the nine months ended July 31, 2016 as compared to other income (expenses) - net of $(407,930) during the nine months ended July 31, 2015. For the nine months ended July 31, 2016 other income (expenses) consisted of $(25,184) in interest expense and a loss on change in fair value of derivative liabilities of $(182,385). For the nine months ended July 31, 2015 other income (expenses) consisted of a gain on settlement liabilities of $64,000, $(589,464) in interest expense and a gain on change in fair value of derivative liabilities of $117,534.

Net Loss

For the nine months ended July 31, 2016, we incurred a net loss of $740,612, as compared to a net loss of $1,185,344 for the nine months ended July 31, 2015. The decrease in net loss compared to the prior period was primarily attributable to a decrease in operating expenses as detailed above and a decrease in interest expense offset by the change in fair value of derivative liability.

Liquidity and Capital Resources

As of July 31, 2016 and October 31, 2015, we had cash balances of $5,885 and $87,589, respectively.  As of July 31, 2016, we had a working capital deficit of $1,587,255, an increase in our working capital deficit of $144,730 or 10% compared to a working capital deficit of $1,442,525 at October 31, 2015.   The change is primarily a result of a decrease in accounts receivable, a decrease in convertible notes payable, a decrease in accrued interest on notes payable and a decrease in derivative liabilities. These decreases were partially offset by an increase in accounts payable, accrued expenses, and accrued officer compensation.

Net cash used in operating activities for the nine months ended July 31, 2016 was $99,102, a decrease of $91,854 or 48% compared with net cash used in operating activities of $190,956 for the nine months ended July 31, 2015.

Cash used in operating activities consist of net loss adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, accretion, changes in fair value of derivative liabilities, as well as the effect of changes in working capital and other activities.

The adjustments for the non-cash items decreased from the nine months ended July 31, 2015 to the nine months ended July 31, 2016 primarily attributed to a decrease in stock-based compensation expense as a result of no equity awards issued during the nine months ended July 31, 2016, a decrease in accretion of debt discount on convertible notes and the change in fair value of derivative liabilities due primarily to the mark to market of the Company’s derivatives embedded in the convertible notes and warrants. In addition, the net decrease in cash from changes in working capital activities from the nine months ended July 31, 2015 to the nine months ended July 31, 2016 primarily consisted of a decrease in accounts receivable, an increase in accounts payable and accrued expenses, an increase in accounts payable and accrued expenses to related party, a decrease in interest accrued on the Company’s debt instruments, an increase in payroll taxes payable, and an increase in accrued compensation to an officer.

During the nine months ended July 31, 2016, we received proceeds of $20,000 through the issuance of demand loans. We also repaid $2,602 of principal towards convertible notes. During the nine months ended July 31, 2015, we raised gross proceeds of $132,000 through the issuance of convertible notes. We also paid $10,100 in debt issuance costs in relation to the convertible notes.

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

Going Concern

As reflected in the accompanying consolidated financial statements, we incurred a net loss from operations of $740,612 and had net cash used in operations of $99,102 for the nine months ended July 31, 2016 and a working capital deficit and stockholders’ deficit of $ 1,587,255 and $1,093,489, respectively, as of July 31, 2016.  These factors raise substantial doubts about our ability to continue as a going-concern.

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

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for the three and nine months ended July 31, 2016, included elsewhere in this document.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive, financial and accounting officer Mr. Peter Charles of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, Mr. Charles concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and (ii) accumulated and communicated to our management, including our principal executive, financial and accounting officer, or officers performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. On July 31, 2016, Franciscus Diaba, the Chief Executive Officer, President and General Counsel of the Company, resigned from all positions he held as an officer or employee of the Company or any of its subsidiaries, including his positions as the Company’s Chief Executive Officer, President and General Counsel. Mr. Diaba’s resignation did not have an impact on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

d) Exhibits

Exhibit No.	Document Description
10.1	Separation Agreement dated July 31, 2016 between Endeavor IP, Inc. and Franciscus Diaba (incorporated by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2016)
31.1*	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer and Chief Financial Officer
EX-101.INS*	XBRL Instance Document
EX-101.SCH*	XBRL Taxonomy Extension Schema Document
EX-101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 19, 2016

ENDEAVOR IP, INC.

By:	/s/ Peter Charles
Peter Charles
Chief Executive Officer, Chief Financial Officer and Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)